Form 10QSB
period 2000-09-30
CYGNI INVESTMENTS INC
filed 2000-11-14
CIK 1117046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-31165

CYGNI INVESTMENTS, INC.
(Exact name of Registrant as specified in charter)

     NEVADA                                       88-0442584
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

1516 BROOKHOLLOW DRIVE, SUITE D, SANTA ANA, CA           92705
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (714) 430-9209

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [    ]    No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 3, 2000, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cygni Investments, Inc.
(a development stage company)
Balance Sheets

ASSETS

                                                            September 30,
                                                                2000
CURRENT ASSETS

     Cash (Note 1)                                     $          8,700
                                                               --------
     TOTAL ASSETS                                      $          8,700
                                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest payable                                  $          1,022
     Note payable - related party  (Note 4)                      15,330
                                                               --------
     Total Current Liabilities                                   16,352


STOCKHOLDERS' EQUITY
     Common Stock 100,000,000 shares
        authorized at $.001 par value;
        1,000,000 shares issued and outstanding                   1,000
     Capital in Excess of Par Value                               9,000
     Deficit accumulated during development stage
     Total Stockholders' Equity                                  (7,652)
                                                               --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                              $          8,700
                                                               ========

The accompanying notes are an integral part of these financial statements

Cygni Investments, Inc.
(a development stage company)
Statements of Operations
                                                                     For the
                                                                     Period
                           For the   For the   For the   For the  Nov.17, 1999
                            Three     Three      Nine      Nine    (inception)
                            Months    Months    Months    Months        to
                            Ended     Ended     Ended     Ended
                          September  September  September September  September
                           30, 2000  30, 1999  30, 2000   30, 1999   30, 2000

REVENUE                  $     -      $     -  $     -    $     -    $     -

EXPENSES

General & Administrative $   13,930   $     -  $   16,630 $     -    $  16,630
     Interest Expense           383         -       1,022       -        1,022
                             ------     ------    -------   ------     -------
     Total Expenses          14,313         -      17,652       -       17,652

NET INCOME (LOSS)
     Before Taxes        $  (14,313)  $     -  $  (17,652)$     -    $ (17,652)

     Taxes (Note 2)            -            -        -          -          -

INCOME (LOSS)            $  (14,313)        -  $  (17,652)$     -    $ (17,652)
                             ======     ======    =======   ======     =======
Loss Per Common Share
      (Note 1)           $     (.01)  $     -  $     (.02)$     -
                             ======     ======    =======   ======
Average Outstanding
Shares (Note 1)           1,000,000         -     727,178       -
                             ======     ======    =======   ======

Cygni Investments, Inc.
(a development stage company)
Statements of Cash Flows

                                                                 For the Period
                                   For the Nine    For the Nine  Nov. 17, 1999
                                   Months Ended    Months Ended  (Inception) to
                                   September 30,   September 30, September 30,
                                       2000           1999            2000

CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)            $     (17,652)     $     -   $      (17,652)
     Increase (Decrease)
      in Accts. Payable/Interest
      Payable                             1,022            -            1,022
     Expenses paid by Stock Issuance      2,285            -            2,285
                                         ------         -------       -------
                                        (14,345)           -          (14,345)

CASH FLOWS FROM
     INVESTING ACTIVITIES                     -            -                -

CASH FLOWS FROM
     FINANCING ACTIVITIES
     Issuance of Common Stock for Cash    7,715            -            7,715
     Issuance of Note Payable for Cash   15,330            -           15,330
                                         ------         -------       -------
                                         23,045            -           23,045

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                 8,700            -            8,700

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF PERIOD               -            -                -
                                         ------         -------       -------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD               $     8,700      $     -      $     8,700
                                         ======         =======       =======

CASH PAID DURING THE PERIOD FOR:
     Interest                       $         -      $     -      $         -
     Income Taxes                   $         -      $     -      $         -

Cygni Investments, Inc.
(a development stage company)
Notes to the Financial Statements
September 30, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business - Cygni Investments, Inc. (the "Registrant" or the "Company") was incorporated in Nevada on November 17, 1999, as Cygni Investments, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

NOTE 2 -INCOME TAXES

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1999.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $0 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account at December 31, 1999 is as follows:
          Deferred tax asset:
          NOL carryforward               $             -
          Valuation allowance            $             -
              Total                      $             -

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company issued a promissory note in the amount of $15,330 to Mezzanine Capital Ltd. on February 4, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on February 4, 2001.

NOTE 5 - ISSUANCE OF COMMON STOCK

The Company has issued 228,500 shares of common stock for services performed in organizing the company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $7,715 as capital contributions for stock of the Company and Mezzanine Capital Ltd. loaned $15,330 to the Company for operating expenses.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           Cygni Investments, Inc.



Date: November 10, 2000    By /s/ Carl Suter, President and Principal
                                              Financial and Accounting Officer