Form 10KSB
period 2000-12-31
CYGNI INVESTMENTS INC
filed 2001-04-02
CIK 1117046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [  ]

State issuer's revenues for its most recent fiscal year:     $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 15, 2001, there were 1,000,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form 10-SB (File No. 0-31165) are incorporated by reference into Part III hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Cygni Investments, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 17, 1999. The Company has conducted no activities since its inception except in connection with the filing of a registration statement on Form 10-SB on July 26, 2000. The registration statement became effective on September 24, 2000.

Proposed Business

     The Company is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.

     The Company's Board of Directors, which consists of a single individual, Carl T. Suter, shall make the initial determination whether to complete any such venture; however, the Board of Directors intends to submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The Company has begun negotiations with potential business ventures, but has not entered into any definitive agreement or arrangement. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the OTC Bulletin Board following such an acquisition or merger transaction. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the common stock of the Company were quoted on the OTC Bulletin Board.

     In connection with the application for quotation of the Company's common stock on the OTC Bulletin Board, management intends, following an acquisition of a business venture, to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management intends to contact broker-dealers who make markets in Bulletin Board companies until one agrees to make the application. There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

     Management intends to consider a number of factors prior to making any final decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

      Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders.
However, due to the minimal amount of time devoted to management by any person other than the Company's current sole director and executive officer, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. However, management does not presently anticipate actively negotiating or otherwise consenting to the purchase of all or any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition.

     In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management, subject to the approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officer and director for his time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out-of-pocket expenses.

ITEM 2.  DESCRIPTION OF PROPERTY

     Since inception the Company's administrative offices, consisting of approximately 1,500 square feet of office space, have been located at 1516 Brookhollow Drive, Suite D, Santa Ana, California, which are the offices of Mezzanine Associates LLC, a corporation affiliated with Eric Bronk, a shareholder of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Mezzanine Associates LLC.

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Although all of the 1,000,000 outstanding common shares have met the one year holding requirement of Rule 144 under the Securities Act, the Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 49,500 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of common stock.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At March 15, 2001, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     During the year ended December 31, 2000, the following securities were sold by the Company without registering the securities under the Securities
Act:

     - From February through July 2000, the Company issued 771,500 shares of its common stock at a cash offering price of $0.01 per share to fourteen investors. Also during this period the Company issued 179,000 shares for services rendered in connection with the organization of the Company to the following persons: 79,500 shares to Carl Suter, an executive officer and sole director of the company, and 99,500 shares to Eric C. Bronk. The shares issued for services were also valued at $0.01 per share. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof, and Rule 506 promulgated pursuant thereto, as a transaction by an issuer not involving any public offering, the recipient of the securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuance.

     - In July 2000, the Company issued 49,500 shares of its common stock to Ronald N. Vance, Attorney at Law, for legal services provided to the Company in connection with preparation for this registration statement. Such shares were valued at $495. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company and Mezzanine Capital Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is an executive officer and director, loaned $15,330 to the Company at its inception for operating expenses. See "Item 12. Certain Relationships and Related Transactions." Of the $23,045 in cash available to the Company during 2000, the Company spent $15,305 in legal and accounting fees, edgarizing costs, and other miscellaneous costs associated with the organization of the Company, the filing of the registration statement on Form 10-SB, and the filing of a quarterly report on Form 10-QSB during the year ended December 31, 2000.

     Management estimates that the cash requirements for the year ending December 31, 2001, will be approximately $7,675, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company by Mezzanine Capital Ltd. on the same or similar terms as those of the original loan to the Company. There is no agreement with Mezzanine Capital Ltd. and no assurance that all or a portion of these funds will be loaned to the Company. If Mezzanine Capital Ltd. is unwilling or unable to loan such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in accountant is reportable pursuant to this item.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 15, 2001, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name               Age     Position(s)               Director Since

     Carl T. Suter      66      Director, President &     November 1999
                                Treasurer
     Lynn Carlson       46      Vice-President & Secretary      --

     Directors are elected for a term of one year and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

     Set forth below is certain biographical information regarding the Company's current sole executive officer and director:

     CARL T. SUTER has been the president and treasurer of the Company since its inception in November 1999. He has been President and Chairman of Continental American Resources, Inc., a Nevada based investment banking firm, since 1980. Over the past twenty years Mr. Suter has provided management assistance and arranged financing for companies in a variety of industries, including solar energy, oil and gas, mining, direct marketing, mail order, consumer products, telecommunications, Internet commerce, and Internet telephony. He has maintained a business relationship and stock ownership interest in a number of these companies. Mr. Suter received a Bachelor of Science degree in Industrial Engineering from Arizona State University in 1961.

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in November 1999. She has worked for Mezzanine Associates LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising. From May 1991 to May 1996, she was the office manager for Family Solutions, a non-profit group home agency.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Suter will devote substantially all of his time to completing the acquisition.

Other Public Shell Activities

     Mr. Suter has not been involved as a director or executive officer of other companies that may be deemed to be "blank check" companies, and has not been involved in any blank check public offerings.

Section 16(a) Beneficial Ownership Reporting Compliance

     For the year ended December 31, 2000, the following table sets forth persons, who were directors, officers, or beneficial owners of more than 10% of the common stock during such fiscal year, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year or any prior fiscal year:

                                                      Number of Transactions Not
   Name            Position              Late Reports  Reported on Timely Basis

   Carl T. Suter   Director and officer       Form 3        1
   Lynn Y. Carlson Officer                    Form 3        1
                                              Form 5
   Eric C. Bronk   Beneficial Owner           Form 3        1
                                              Form 5

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company since its inception. However, Mr. Suter, an executive officer and sole director of the Company, received 79,500 shares of restricted stock of the Company for services rendered in connection with the organization of the Company.

     The Company has no employment or compensation agreements or arrangements with either of its officers.

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, the present director.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 15, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)          Percent of Class

Carl T. Suter                         79,500                   7.95%
3857 Birch St., #606
Newport Beach, CA 92660

Lynn Carlson                              -0-                    -0-
1516 Brookhollow Drive, Suite D
Santa Ana, CA 92705

Executive Officers and                79,500                   7.95%
Directors as a Group
(2 Persons)

Baldwin Investments Ltd.              99,500                   9.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Eric Bronk                           169,000(2)               16.90%
3857 Birch St., #606
Newport Beach, CA 92660

Fleming Securities                    99,500                   9.95%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Starling Securities Ltd.              99,500                   9.95%
Suite 2 B
Mansion House
143 Main St.
Gibraltar

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 49,500 are owned directly by Mezzanine Capital Ltd, a company of which Mr. Bronk is the president, and 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with these entities.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company, Carl Suter, an executive officer and sole director of the Company, received 79,500 shares for services rendered by Mr. Suter to the Company.

     On February 4, 2000, Mezzanine Capital Ltd., a corporation of which Eric Bronk, a shareholder of the Company, is the president and chairman, loaned $15,330 to the Company and on February 4, 2001, the note was extended for one year. The promissory note bears 10% interest per annum and is due on or before February 4, 2002.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                            Page
          Report of Auditor                                                 F-1
          Balance Sheet as of December 31, 2000                             F-2
          Statements of Operations for the year ended December 31, 2000,
           and for the period from inception to December 31, 2000           F-3
          Statement of Stockholders' Equity for the period from inception
           to December 31, 2000                                             F-4
          Statements of Cash Flows for the period May 10, 2000 through
          December 31, 2000, and for the period from inception to
          December 31, 2000                                                 F-5
          Notes to Financial Statements                                     F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of ExhibitPage

     3.1           Articles of Incorporation filed May 10, 2000               *
     3.2           Current Bylaws                                             *
     4.1           Form of Common Stock Certificate                           *
     10.1          Extended Promissory Note dated May 18, 2000                *
     23.1          Consent of Auditor                                   Attached
     27.1          Financial Data Schedule                              Attached

          *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 26, 2000, File No.0-31165.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Cygni Investments, Inc.


Date: March 28, 2001      By: /s/ Carl T. Suter, President,
                                  Chief Financial & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: March 28, 2001          /s/ Carl T. Suter, Sole Director

INDEPENDENT AUDITORS' REPORT


Stockholders and Directors
Cygni Investments, Inc.
Santa Ana, California

     We have audited the accompanying balance sheet of Cygni Investments, Inc.(a Nevada Corporation) (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the period November 17, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni Investments, Inc. at December 31, 2000, and the results of its operations and cash flows for the period November 17, 1999 to December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Crouch Bierwolf & Associates

Salt Lake City, UT
January 17, 2001

Cygni Investments, Inc.
(a development stage company)
Balance Sheets


ASSETS

                                                   December 31,   December 31,
                                                      2000            1999

CURRENT ASSETS

     Cash (Note 1)                                $     7,739     $     -
                                                    ---------       --------
     TOTAL ASSETS                                 $     7,739     $     -
                                                    =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest payable                             $     1,405     $     -
     Note payable - related party  (Note 4)            15,330           -
                                                    ---------       --------
     Total Current Liabilities                         16,735           -


STOCKHOLDERS' EQUITY

     Common Stock 100,000,000 shares
        authorized at $.001 par value;
        1,000,000 shares issued and outstanding         1,000           -
     Capital in Excess of Par Value                     9,000           -
     Deficit accumulated during development stage     (18,996)          -
                                                    ---------       --------
     Total Stockholders' Equity                         8,996           -
                                                    ---------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    7,739      $    -
                                                    =========       ========

The accompanying notes are an integral part of these financial statements

Cygni Investments, Inc.
(a development stage company)
Statements of Operations

                                                                      For the
                                                                      Period
                                  For the Year   For the Year   November 17,1999
                                     Ended          Ended        (inception) to
                                  December 31,   December 31,      December 31,
                                      2000           1999               2000

REVENUE                           $     -          $     -           $     -

EXPENSES

     General and Administrative   $    17,591      $     -           $  17,591
     Interest Expense                   1,405            -               1,405
                                    ---------        -------           -------
     Total Expenses                    18,996            -              18,996

NET INCOME (LOSS) - Before Taxes  $   (18,996)     $     -           $ (18,996)

     Taxes (Note 2)                     -                -                 -

INCOME (LOSS)                     $   (18,996)     $     -           $ (18,996)
                                    =========        =======           =======
Loss Per Common Share (Note 1)    $      (.02)     $     -
                                    =========        =======
Average Outstanding Shares
 (Note 1)                             810,042            -
                                    =========        =======


The accompanying notes are an integral part of these financial statements

Cygni Investments, Inc.
(a development stage company)
Statements of Stockholders' Equity
From November 17, 1999 (inception) through December 31, 2000

                                                                       Deficit
                                                                     Accumulated
                                                     Capital in        During
                              Common    Common       Excess of       Development
                              Shares    Stock        Par Value          Stage
Balance at November 17, 1999     -    $     -        $     -         $     -

Net loss for the period          -          -              -               -
                              --------  --------        --------      --------
Balance at December 31, 1999     -          -              -               -

Stock Issued for Cash
 at $.01 per share             771,500       772           6,943           -

Stock Issued for Services
 at $.01 per share (Note 5)    228,500       228           2,057           -

Net loss for the Period          -          -              -           (18,996)
                              --------  --------        --------      --------
Balance December 31, 2000    1,000,000 $   1,000      $    9,000     $ (18,996)
                              ========  ========        ========      ========

The accompanying notes are an integral part of these financial statements

Cygni Investments, Inc.
(a development stage company)
Statements of Cash Flows


                                    For the Six   For the Year  For the Period
                                    For the Six   For the Year November 17, 1999
                                    Months Ended     Ended       (Inception) to
                                    December 31,  December 31,    December 31,
                                       2000           1999             2000

CASH FLOWS FROM
     OPERATING ACTIVITIES
          Net Income (Loss)       $     18,996    $     -       $     (18,996)
          Increase (Decrease)
            in Accounts Payable/
            Interest Payable             1,405          -               1,405
          Expenses paid by Stock
            Issuance                     2,285          -               2,285
                                      --------       -------          -------
                                       (15,305)         -             (15,306)

CASH FLOWS FROM
     INVESTING ACTIVITIES                    -          -                   -

CASH FLOWS FROM
     FINANCING ACTIVITIES
          Issuance of Common
            Stock for Cash               7,715          -               7,715
          Issuance of Note Payable
            for Cash                    15,330          -              15,330
                                      --------       -------          -------
                                        23,045          -              23,045

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                7,739          -               7,739

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF PERIOD              -          -                   -
                                      --------       -------          -------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD              $     7,739    $     -        $      7,739
                                      ========       =======          =======
CASH PAID DURING THE PERIOD FOR:
          Interest                 $         -    $     -        $          -
          Income Taxes             $         -    $     -        $          -



The accompanying notes are an integral part of these financial statements

Cygni Investments, Inc.
(a development stage company)
Notes to the Financial Statements
December 31, 2000

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

NOTE 2 -INCOME TAXES

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 2000.

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

        Deferred tax assets and the valuation account at December 31, 2000 is as follows:

          Deferred tax asset:
             NOL carryforward               $             -
             Valuation allowance            $             -
              Total                         $             -

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates. Cygni Investments, Inc.
(a development stage company)
Notes to the Financial Statements
December 31, 2000


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