Form 10QSB
period 2001-03-31
CYGNI INVESTMENTS INC
filed 2001-05-15
CIK 1117046

Page 1

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2001, there were 1,000,000 shares of the Registrant's Common Stock outstanding.



Page 2

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.
Page 3
                      Cygni Investments, Inc.
                   (A Development Stage Company)
                           Balance Sheet

                                                          March    December
                                                       31, 2001    31, 2000
                                                     ----------  ----------
                                                    (Unaudited)

                                Assets
Current Assets
--------------

  Cash (Note 1)                                      $   7,239   $   7,739
                                                     ----------  ----------

      Total Assets                                   $   7,239   $   7,739
                                                     ==========  ==========

                  Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                  $    2,600  $     -
  Interest Payable                                       1,789       1,405
  Note Payable - related party (Note 4)                 15,330      15,330
                                                     ----------  ----------
      Total Current Liabilities                         19,719      16,735

Stockholders' Equity
--------------------

  Common Stock 100,000,000 Shares
   authorized at $0.001 par value;
   1,000,000 shares issued and outstanding               1,000       1,000
  Capital in Excess of Par Value                         9,000       9,000
  Deficit accumulated during development stage         (22,480)    (18,996)
                                                     ----------  ----------
      Total Stockholders' Equity                       (12,480)      8,996
                                                     ----------  ----------
      Total Liabilities and
      Stockholders' Equity                           $   7,239   $   7,739
                                                     ==========  ==========


                        See Accompanying Notes


Page 4
                       Cygni Investments, Inc.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)

                                                            For the Period
                                                                November
                                                               17, 1999 to
                                    For the Three Months Ended (Inception)
                                             March      March       March
                                           31, 2001   31, 2000    31, 2001
                                          ---------- ----------  ----------

Revenue                                   $    -     $    -      $    -
-------                                   ---------- ----------  ----------

Expenses
--------
  General & Administrative                $   3,100  $      15   $  20,692
  Interest Expense                              383       -          1,788
                                          ---------- ----------  ----------
      Total Expenses                          3,483         15      22,480
                                          ---------- ----------  ----------
      Net Income (Loss)
      Before Taxes                        $  (3,483) $     (15)  $ (22,480)

      Taxes (Note 2)                           -          -           -
                                          ---------- ----------  ----------
      Income (Loss)                       $  (3,483) $     (15)  $ (22,480)
                                          ========== ==========  ==========
      Loss Per
      Common Share                        $   (0.00) $   (0.00)

      Average Outstanding
      Shares (Note 1)                     1,000,000    695,000
                                          ========== ==========


                        See Accompanying Notes


Page 5
                       Cygni Investments, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                           For the Period
                                                                 November
                                                              17, 1999 to
                                   For the Three Months Ended (Inception)
                                             March      March       March
                                           31, 2001   31, 2000    31, 2001
                                          ---------- ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                              $  (3,483) $     (15)  $ (22,480)
  Increase (Decrease) in;
   Accounts Payable/Interest Payable          2,983       -          4,389
   Expenses paid by Stock Issuance             -          -          2,285
                                          ---------- ----------  ----------
      Net Cash Provided by Operating
      Activities                               (500)       (15)    (15,806)

Cash Flows from Investing Activities           -          -           -
------------------------------------      ---------- ----------  ----------

Cash Flows from Financing Activities
------------------------------------
  Issuance of Common Stock for Cash            -          -          7,715
  Issuance of Note Payable for Cash            -          -         15,330
                                          ---------- ----------  ----------
      Net Cash Provided by Financing
      Activities                               -          -         23,045
                                          ---------- ----------  ----------
      Increase (Decrease) in Cash and
      Cash Equivalents                         (500)       (15)      7,239

      Cash and Cash Equivalents at
      Beginning of Period                     7,739     20,000        -
                                          ---------- ----------  ----------

      Cash and Cash Equivalents at
      End of Period                       $   7,239  $  19,985   $   7,239
                                          ========== ==========  ==========

Disclosure for Operating Activities
-----------------------------------
  Interest                                $    -     $    -      $    -
  Income Taxes                                 -          -           -

                        See Accompanying Notes

Page 6
                       Cygni Investments, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business
  -------------------------
  Cygni Investments, Inc. (the "Registrant" or the "Company") was incorporated in Nevada on November 17, 1999, as Cygni Investments, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

  Cash and Cash Equivalents
  -------------------------
  The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Earnings (Loss) Per Share
  -------------------------
  The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

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

  Deferred tax assets and the valuation account at December 31, 2000 is as follows:

  Deferred tax asset:
     NOL carryforward                             $    -
     Valuation allowance                               -
                                                  ----------
       Total                                      $    -
                                                  ==========

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2001


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

NOTE 4 - NOTE PAYABLE RELATED PARTY

  The Company issued a promissory note in the amount of $15,330 to Mezzanine Capital Ltd. on February 4, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on February 4, 2002.

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

                                Cygni Investments, Inc.



Date: May 15, 2001              By /s/ Carl Suter, President and
                                Principal Financial and Accounting
                                Officer