Form 10QSB
period 2001-06-30
CYGNI INVESTMENTS INC
filed 2001-08-14
CIK 1117046

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
[X]  No [   ]       (2)  Yes  [X]    No  [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2001, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2001, have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cygni Investments, Inc.
(A Development Stage Company)
Balance Sheet

                                                       June 30,
                                                         2001

Assets
Current Assets

     Cash (Note 1)                              $          1,994
                                                       ---------
               Total Assets                     $          1,994
                                                       =========
Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable                           $              -
     Interest Payable                                      2,172
     Note Payable - related party (Note 4)                15,330
                                                       ---------
               Total Current Liabilities                  17,502

Stockholders' Equity

     Common Stock 100,000,000 Shares
          authorized at $0.001 par value;
          1,000,000 shares issued and outstanding          1,000
     Capital in Excess of Par Value                        9,000
     Deficit accumulated during development stage        (25,508)
                                                       ---------
               Total Stockholders' Equity                (15,508)
                                                       ---------
               Total Liabilities and Stockholders'
                Equity                           $         1,994
                                                       =========

Cygni Investments, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                                      For the Period
                                                                                      November
                    For the Three     For the Three    For the Six     For the Six    17, 1999
                    Months Ended      Months Ended     Months Ended    Months Ended   (inception)
                    June 30,          June 30,         June 30,        June 30,       to June 30,
                    2001              2000             2001            2000           2001

REVENUE

Interest Revenue     $     -          $     -          $     -          $     -     $     -

EXPENSES

General
 and Administrative  $    2,645       $    2,270       $   5,745        $   2,700   $    23,337
Interest Expense            383              639             766              639         2,171
                        -------          -------         -------           ------      --------
     Total Expenses       3,028            2,909           6,511            3,339        25,508

NET INCOME (LOSS)
- Before Taxes$          (3,028)      $   (2,909)      $  (6,511)       $  (3,339)  $   (25,508)

Taxes (Note 2)             -                -                -                -           -

INCOME (LOSS)         $  (3,028)      $   (2,909)      $  (6,511)       $  (3,339)  $   (25,508)
                        =======          =======         =======           ======      ========
Loss Per Common Share
(Note 1)                   -                -              (0.01)           (0.01)
                        =======          =======         =======           ======
Average Outstanding
 Shares (Note 1)      1,000,000          723,846       1,000,000          583,876
                        =======          =======         =======           ======

Cygni Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
                                                                                     From
                                                                                     November
                                                  For the Six        For the Six     17, 1999
                                                  Months Ended       Months Ended    (Inception)
                                                  June 30,           June 30,        to June
                                                  2001               2000            30, 2001
Cash Flows from Operating Activities

     Net (Loss)                                   $     (6,511)     $     (3,339)    $   (25,508)
     Adjustments to Reconcile Net Loss to
     Net Cash
     (Increase) in Accounts/Interest Receivable              -                 -
     Increase in Accounts/ Interest Payable                766               639           2,172
     Expenses Paid by Stock Issuance                         -             2,285           2,285
                                                       -------           -------        --------
     Net (Used) by Operating Activities                 (5,745)             (415)        (21,051)

Cash Flows from Investing Activities                         -                 -               -
                                                       -------           -------        --------
Cash Flows from Financing Activities

     Issuance of Common Stock for Cash                       -             7,715           7,715
     Issuance of Note Payable for Cash                       -            15,330          15,330
                                                       -------           -------        --------
     Net Cash Provided by Financing Activities               -            23,045          23,045
                                                       -------           -------        --------
     Increase (Decrease) in Cash and
     Cash Equivalents                                   (5,745)           22,630           1,994

     Cash and Cash Equivalents at
     Beginning of Period                                 7,739                 -               -
                                                       -------           -------        --------
     Cash and Cash Equivalents at End of Period   $      1,994     $      22,630     $     1,994
                                                       =======           =======        ========
Disclosure from Operating Activities

     Interest                                     $          -     $           -     $         -
     Taxes                                                   -                 -               -

Cygni Investments, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

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

No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $19,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020.  No tax benefit has been reported in the financial statements.

        Deferred tax assets and the valuation account at December 31, 2000 is as follows:

     Deferred tax asset:
     NOL carryforward          $          5,699
     Valuation allowance       $         (5,699)
     Total                     $              -

Cygni Investments, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

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

                                  Cygni Investments, Inc.

Date: August 14, 2001     By: /s/ Carl Suter, President and
                                  Principal Financial and Accounting Officer