Form 10QSB
period 2001-09-30
CYGNI INVESTMENTS INC
filed 2001-11-14
CIK 1117046

Page 1
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
November 2, 2001, there were 1,000,000 shares of the Registrant's
Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Page 3

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                                Balance Sheet
                                                  September 30,  December 31,
                                                      2001           2000
                                                   (Unaudited)
                                   Assets
Current Assets

  Cash (Note 1)                                    $    779       $  7,739
                                                   --------       --------
     Total Assets                                  $    779       $  7,739
                                                   ========       ========

                     Liabilities & Stockholders' Equity

Current Liabilities

  Interest Payable                                 $  2,555       $  1,405
  Note Payable - related party (Note 4)              15,330         15,330
                                                   --------       --------
      Total Current Liabilities                      17,885         16,735

Stockholders' Equity

  Common Stock 100,000,000 Shares
   authorized at $0.001 par value;
   1,000,000 shares issued and outstanding            1,000          1,000
  Capital in Excess of Par Value                      9,000          9,000
  Deficit accumulated during development stage      (27,106)       (18,996)
                                                   ---------      ---------

     Total Stockholders' Equity                     (17,106)         8,996
                                                   ---------      ---------
     Total Liabilities and Stockholders' Equity     $   779       $  7,739
                                                   =========      =========

                           See Accompanying Notes

Page 4

                                         Cygni Investments, Inc.
                                      (A Development Stage Company)
                                        Statements of Operations
                                              (Unaudited)
                                                                                          For the Period
                                                                                             November
                              For the Three  For the Three  For the Nine   For the Nine      17, 1999
                              Months Ended   Months Ended   Months Ended   Months Ended   (Inception) to
                              September 30,  September 30,  September 30,  September 30,   September 30,
                                  2001           2000           2001           2000            2001
REVENUE

 Interest Revenue             $     -        $     -        $     -        $     -        $     -

EXPENSES

 General and Administrative   $     1,215    $    13,930    $     6,960    $    16,630    $    24,552
 Interest Expense                     383            383          1,149          1,022          2,554
                               ----------     ----------     ----------     ----------     ----------
 Total Expenses                     1,598         14,313          8,109         17,652         27,106
                               ----------     ----------     ----------     ----------     ----------
NET INCOME (LOSS)
 - Before Taxes               $    (1,598)   $   (14,313)   $    (8,109)   $   (17,652)   $   (27,106)

 Taxes (Note 2)                     -              -              -              -              -
                               -----------    -----------    -----------    -----------    -----------
INCOME (LOSS)                 $    (1,598)   $   (14,313)   $    (8,109)   $   (17,652)   $   (27,106)

Loss Per Common Share
  (Note 1)                          -              (0.01)         (0.01)         (0.01)

Average Outstanding Shares
  (Note 1)                      1,000,000      1,000,000       1,000,000       727,178

                                         See Accompanying Notes

Page 5

                                               Cygni Investments, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                   (Unaudited)
                                                                                         From
                                                                                       November
                                                 For the Nine      For the Nine        17, 1999
                                                 Months Ended      Months Ended       (Inception)
                                                 September 30,     September 30,     September 30,
                                                     2001              2000              2001
Cash Flows from Operating Activities

 Net (Loss)                                      $   (8,109)       $  (17,652)       $  (27,106)
 Adjustments to Reconcile Net Loss to Net Cash
  Increase in Accounts/Interest Payable               1,149             1,022             2,555
  Expenses Paid by Stock Issuance                     -                 2,285             2,285
                                                  ----------        ----------        ----------
   Net (Used) by Operating Activities                (6,960)          (14,345)          (22,266)
                                                  ----------        ----------        ----------
Cash Flows from Investing Activities                  -                 -                 -
                                                  ----------        ----------        ----------
Cash Flows from Financing Activities

 Issuance of Common Stock for Cash                    -                 7,715             7,715
 Issuance of Note Payable for Cash                    -                15,330            15,330
                                                  ----------        ----------        ----------
   Net Cash Provided by Financing Activities          -                23,045            23,045
                                                  ----------        ----------        ----------
   Increase (Decrease) in Cash and
   Cash Equivalents                                  (6,960)            8,700               779

   Cash and Cash Equivalents at
   Beginning of Period                                7,739             -                 -
                                                  ----------        ----------        ----------
   Cash and Cash Equivalents at End of Period    $      779        $    8,700        $      799
                                                  ==========        ==========        ==========
Disclosure from Operating Activities

 Interest                                         $    -           $    -           $     -
 Taxes                                                 -                -                 -

                                                See Accompanying Notes

Page 6
                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business - Cygni Investments, Inc. (the "Registrant" or the "Company") was incorporated in Nevada on November 17, 1999, as Cygni Investments, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

  Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

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

  Deferred tax assets and the valuation account at December
  31, 2000 is as follows:

  Deferred tax asset:
    NOL carryforward               $  5,699
    Valuation allowance            $ (5,699)
                                    --------
     Total                         $    -

Page 7
                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001

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

Page 8
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION

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

Page 9
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Cygni Investments, Inc.

                              /s/ Carl Suter
Date: November 13, 2001       By: Carl Suter, President and
                              Principal Financial and Accounting Officer