Form 10KSB
period 2001-12-31
CYGNI INVESTMENTS INC
filed 2002-04-01
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $  -0-

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 20, 2002, there were 1,000,000 shares of the Registrant's Common stock outstanding.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of its director, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's director, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's director and executive officers have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, director, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than the Company's current sole director and executive officers, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

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

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officers and director for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

Status as a Pseudo California Corporation.

     Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Notwithstanding the fact that the Company currently has no property, payroll, or sales, it may still be considered a pseudo California corporation, even though it was incorporated under the laws of the State of Nevada. The designation as a pseudo California corporation would continue until the end of the first year following a year in which we did not meet the test.

     Some of the substantive provisions applicable to a pseudo California corporation include laws relating to the annual election of directors; the removal of directors without cause; the removal of directors by court proceedings; the filling of director vacancies where less than a majority in office were elected by shareholders; directors' standard of care; the liability of directors for unlawful distributions; indemnification of directors, officers and others; limitations on corporate distributions; the liability of shareholders who receive unlawful distributions; annual shareholders' meetings and remedies if such meetings are not timely held; supermajority vote requirements; limitations on the sale of assets; limitations on mergers; board and shareholder approvals required in reorganizations; dissenters' rights; records and reports; special jurisdiction of the state attorney general if certain shareholder protective provisions are not being complied with; and shareholders' and directors' rights of inspection. Section 2115 would also subject the Company to Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

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

     At March 20, 2002, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

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

     The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company and Mezzanine Capital Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is an executive officer and director, loaned $15,330 to the Company at its inception for operating expenses. In November of 2001, Saiph Corporation, another entity of which Mr. Bronk is an executive officer and director, loaned $500 to the Company for operating expenses. See "Item 12. Certain Relationships and Related Transactions." Of the $8,000 in cash available to the Company during 2001, the Company spent $7,371 in legal and accounting fees, edgarizing costs, and other miscellaneous costs associated with the filing of periodic reports.

     Management estimates that the cash requirements for the year ending December 31, 2002, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Although the Company has not changed the firm that performs its audits, the name of the firm has been changed from Crouch, Bierwolf & Associates to Bierwolf, Nilson & Associates.

                                 PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 20, 2002, the name, age, and position of the executive officers and sole director of the Company:

     Name                Age  Position(s)                   Director Since

     Carl T. Suter       67   Director, President &         November 1999
                              Treasurer
     Lynn Carlson        47   Vice-President & Secretary    --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and director:

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 20, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Carl T. Suter                 79,500                   7.95%
4070 Cassia Lane
Yorba Linda, CA 92886

Lynn Carlson                  -0-                      -0-
1516 Brookhollow Drive
Suite D
Santa Ana, CA 92705

Executive Officers and        79,500                   7.95%
Directors as a Group
(2 Persons)

Baldwin Investments Ltd.      99,500                   9.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Eric Bronk                    169,000(2)               16.90%
3857 Birch St., #606
Newport Beach, CA 92660

Fleming Securities            99,500                   9.95%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Starling Securities Ltd.      99,500                   9.95%
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

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company, Carl Suter, an executive officer and sole director of the Company, received 79,500 shares for services rendered by Mr. Suter to the Company. These shares were valued at $795.

     On February 4, 2000, Mezzanine Capital Ltd., a corporation of which Eric Bronk, a shareholder of the Company, is the president and chairman, loaned $15,330 to the Company. On February 4, 2002, the terms of the note were renegotiated and a new promissory note was issued. The current promissory note bears 10% interest per annum and is due and payable upon demand.

     On November 15, 2001, Saiph Corporation, a corporation of which Eric Bronk, a shareholder of the Company, is the president and sole director, loaned $500 to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements.  The following financial statements
are included in this report:
                                                                          Page
     Report of Auditor                                                    F-1
     Balance Sheet as of December 31, 2001                                F-2
     Statements of Operations for the years ended December 31, 2001
       and 2000, and for the period from inception to December 31, 2001   F-3
     Statement of Stockholders' Equity for the period from inception
       to December 31, 2001                                               F-4
     Statements of Cash Flows for the years ended December 31, 2001,
       and 2000, and for the period from inception to December 31, 2001   F-5
     Notes to Financial Statements                                        F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.       Description of Exhibit                                   Page

     3.1       Articles of Incorporation filed November 17, 1999         *
     3.2       Current Bylaws                                            *
     4.1       Form of Common Stock Certificate                          *
     10.1      Promissory Note dated February 4, 2002                  Attached
     10.2      Promissory Note dated November 15, 2001                 Attached

     *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 26, 2000, File No.0-31165.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cygni Investments, Inc.

Date: April 1, 2002                By: /s/ Carl T. Suter
                                       Carl T. Suter, President, Chief Financial
                                       & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: April 1, 2002                /s/ Carl T. Suter
                                   Carl T. Suter, Sole Director

                       Bierwolf, Nilson & Associates
                       Certified Public Accountants
                          1453 South Major Street
                       Salt Lake City, Utah   84115
               Telephone (801) 363-1175   Fax (801) 363-0615


                       INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Cygni Investments, Inc.
Santa Ana, California

We have audited the accompanying balance sheets of Cygni Investments, Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the period then ended, and the period November 17, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni Investments, Inc. at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended and the period November 17, 1999 to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Cygni Investments, Inc., will continue as a going concern. As discussed in Note 5 to the financial statements, Cygni Investments, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
March 13, 2002

                        Cygni Investments, Inc.
                     (a development stage company)
                             Balance Sheet
                                                           December 31,
                                                               2001
                                                           ------------
                                Assets
Current assets
   Cash (note 2)                                           $       629
                                                            ----------
     Total current assets                                  $       629
                                                            ==========
                   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                        $       250
   Interest payable                                              2,945
   Note payable - Related party (note 4)                        15,830
                                                            ----------
     Total current liabilities                                  19,025

Stockholders' equity
   Common stock 100,000,000 shares
    authorized at $.001 par value;
    1,000,000 shares issued and outstanding                      1,000
   Additional paid in capital                                    9,000
   Accumulated deficit during development stage                (28,396)
                                                            ----------
     Total stockholders' equity (deficit)                      (18,396)
                                                            ----------
     Total liabilities and stockholders' equity            $       629
                                                            ==========

The accompanying notes are an integral part of these financial statements

                             Cygni Investments, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                                                    For the Period
                                                                     November 17,
                                   For the Year     For the Year         1999
                                      Ended            Ended        (Inception) to
                                   December 31,     December 31,     December 31,
                                       2001             2000             2001
                                   -----------      -----------     --------------
Revenue:                          $     -          $     -          $     -
                                   ----------       ----------       ----------
Expenses:

   General and administrative     $     7,860      $    17,591      $    25,451
   Interest expenses                    1,540            1,405            2,945
                                   ----------       ----------       ----------
     Total expenses                     9,400           18,996           28,396
                                   ----------       ----------       ----------
Loss before income tax                 (9,400)         (18,996)     $   (28,396)

   Taxes                                -                -                -

     Net (loss)                   $    (9,400)     $   (18,996)     $   (28,396)
                                   ==========       ==========       ==========

Loss per common share             $      (.01)     $      (.02)
                                   ==========       ==========

Average outstanding shares           1,000,000          810,042
                                   ==========       ==========

    The accompanying notes are an integral part of these financial statements

                                 Cygni Investments, Inc.
                              (A Development Stage Company)
                            Statements of Stockholders' Equity
               from November 17, 1999 (Inception) Through December 31, 2001
                                                                              Accumulated
                                                                               Deficit
                                                               Additional     During the
                                       Common Stock             Paid-in       Development
                                   Shares         Amount        Capital          Stage
                                 ----------     ----------     ----------     ----------
Balance at November 17, 1999          -        $     -        $     -        $     -

Net loss for the period ended
  December 31, 1999                   -              -              -              -
                                 ----------     ----------     ----------     ----------
Balance at December 31, 1999          -              -              -              -

Shares issued for cash
  at $.01 per share                 771,500            772          6,943          -

Shares issued for services
  at $.01 per share                 228,500            228          2,057          -

Net loss for the year ended
  December 31, 2000                   -              -              -            (18,996)
                                 ----------     ----------     ----------     ----------
Balance at December 31, 2000      1,000,000          1,000          9,000        (18,996)

Net loss for the year ended
  December 31, 2001                   -              -              -             (9,400)
                                 ----------     ----------     ----------     ----------
Balance at December 31, 2001      1,000,000    $     1,000    $     9,000    $   (28,396)
                                 ==========     ==========     ==========     ==========


        The accompanying notes are an integral part of these financial statements
                                           F-4

                                     Cygni Investments, Inc.
                                  (A Development Stage Company)
                                     Statements of Cash Flows
                                                                                   For the Period
                                                                                    November 17,
                                                  For the Year     For the Year        1999
                                                     Ended            Ended        (Inception) to
                                                  December 31,     December 31,     December 31,
                                                      2001             2000             2001
                                                  ------------     ------------    --------------
Cash flows from operating activities
Net loss                                          $    (9,400)     $   (18,996)     $   (28,396)
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Stock issued for services                            -                2,285            2,285
   Increase (decrease) in accounts payable                250            -                  250
   Increase (decrease) in interest payable              1,540            1,405            2,945
                                                   ----------       ----------       ----------
     Net cash provided by operating activities         (7,610)         (15,306)         (22,916)

Cash flows from investing activities                    -                -                -
                                                   ----------       ----------       ----------
     Net cash provided by investing activities          -                -                -

Cash flows from financing activities
   Issuance of common stock for cash                    -                7,715            7,715
   Issuance of note payable for cash                      500           15,330           15,830
                                                   ----------       ----------       ----------
     Net cash provided by financing activities            500           23,045           23,545

Change in cash                                         (7,110)           7,739              629

Cash, beginning of period                               7,739            -                -
                                                   ----------       ----------       ----------
Cash, end of period                               $       629      $     7,739      $       629
                                                   ==========       ==========       ==========
Supplemental cash flow information
   Cash paid for:
     Interest                                     $     -          $     -          $     -
     Income taxes                                       -                -                -


            The accompanying notes are an integral part of these financial statements
                                               F-5

                        Cygni Investments, Inc.
                     (a development stage company)
                   Notes to the Financial Statements
                           December 31, 2001

NOTE 1 - CORPORATE HISTORY

Cygni Investments, Inc. (the "Company") was incorporated in Nevada on November 17, 1999, as Cygni Investments, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company.
All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                        Cygni Investments, Inc.
                     (a development stage company)
                   Notes to the Financial Statements
                           December 31, 2001

NOTE 3 - INCOME TAXES - continued

The Company has cumulative net operating loss carryforwards over $28,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

The Company issued a promissory note in the amount of $15,330 to Mezzanine Capital Ltd., on February 4, 2000. The note was issued to a corporation which is, and whose president is, a shareholder of the Company. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on demand.

On November 15, 2001 the board of directors consented to issue a promissory note in the amount of $500. The funds were issued to a corporation whose president is a shareholder of the Company. The note is unsecured and bearing interest at 10% per annum due and payable on demand. On December 31, 2001, the accrued interest associated with the note totaled $6.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern.
It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.