Form 10QSB
period 2002-03-31
CYGNI INVESTMENTS INC
filed 2002-05-15
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              Form 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                                Balance Sheet

                                                      March        December
                                                    31, 2002       31, 2001
                                                   -----------    ----------
                                                   (Unaudited)
                                    Assets
Current Assets

   Cash                                             $     379     $     629
                                                     --------      --------
     Total Assets                                   $     379     $     629
                                                     ========      ========


                      Liabilities & Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $   2,262     $     250
   Interest Payable                                     3,341         2,945
   Note Payable - Related Party                        15,830        15,830
                                                     --------      --------
     Total Current Liabilities                         21,433        19,025

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $0.001 Par Value;
    1,000,000 Shares Issued and Outstanding             1,000         1,000
   Additional Paid In Capital                           9,000         9,000
   Deficit Accumulated in the Development Stage       (31,054)      (28,396)
                                                     --------      --------
     Total Stockholders' Equity                       (21,054)      (18,396)
                                                     --------      --------
     Total Liabilities and Stockholders' Equity     $     379     $     629
                                                     ========      ========

               See accompanying notes to financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                 For the Period
                                                                   November
                                                                   17, 1999
                                  For the Three Months Ended      (Inception)
                                     March           March         to March
                                   31, 2002        31, 2001        31, 2002
                                  -----------     -----------     -----------
Revenue                           $      -        $      -        $      -
                                   ---------       ---------       ---------
Expenses

   General & Administrative            2,262           3,100          27,713
                                   ---------       ---------       ---------
     Total Expenses                    2,262           3,100          27,713
                                   ---------       ---------       ---------
     Income (Loss)
     from Operations                  (2,262)         (3,100)        (27,713)

Other Income (Expenses)

   Interest Expense                     (396)           (383)         (3,341)
                                   ---------       ---------       ---------
     Taxes                               -               -               -
                                   ---------       ---------       ---------
     Net Income (Loss)            $   (2,658)     $   (3,483)     $  (31,054)

     Loss Per
     Common Share                 $    (0.00)     $    (0.00)

     Weighted Average
     Outstanding Shares            1,000,000       1,000,000

               See accompanying notes to financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                       For the Period
                                                                          November
                                                                          17, 1999
                                           For the Three Months Ended    (Inception)
                                             March          March         to March
                                            31, 2002       31, 2001       31, 2002
                                           ----------     ----------    ------------
Cash Flows from Operating Activities

   Net (Loss)                              $  (2,658)     $  (3,483)     $ (31,054)
   Increase (Decrease) in:
     Accounts Payable/Interest Payable         2,408          2,983          5,603
     Expenses paid by Stock Issuance             -              -            2,285
                                            --------       --------       --------
          Net Cash Provided (Used) by
          Operating Activities                  (250)          (500)       (23,166)

Cash Flows from Investing Activities             -              -              -
                                            --------       --------       --------
Cash Flows from Financing Activities

   Issuance of Common Stock for Cash             -              -            7,715
   Issuance of Note Payable for Cash             -              -           15,830
                                            --------       --------       --------
          Net Cash Provided (Used) by
          Financing Activities                   -              -           23,545

          Increase (Decrease) in Cash           (250)          (500)           379

          Cash, Beginning of Period              629          7,739            -
                                            --------       --------       --------
          Cash, End of Period              $     379      $   7,239      $     379

Supplemental Cash Flow Information

   Interest                                $     -        $     -        $     -
   Income Taxes                                  -              -              -

               See accompanying notes to financial statements.

Page 6
                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2002

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

Page 7
                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2002

NOTE 3 - INCOME TAXES -continued-

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
     There were no temporary differences at March 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over $31,000 at March 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

     The Company issued a promissory note in the amount of $15,330 to Mezzanine Capital Ltd., on February 4, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on demand.

     On November 15, 2001 the board of directors consented to issue a promissory note in the amount of $500. The funds were issued to a corporation whose president is a shareholder of the Company. The note is unsecured and bearing interest at 10% per annum due and payable on demand. On March 31, 2002, the accrued interest associated with the note totaled $13.

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

Page 9
                                   PART II

                         ITEM 6.  REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Cygni Investments, Inc.

Date: May 15, 2002                      By: /s/ Carl Suter
                                        Carl Suter, President and Principal
                                        Financial and Accounting Officer