Form 10QSB
period 2002-06-30
CYGNI INVESTMENTS INC
filed 2002-08-14
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-31165

                          CYGNI INVESTMENTS, INC.
            (Exact name of Registrant as specified in charter)

     NEVADA                             88-0442584
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

3857 BIRCH STREET, #606, NEWPORT BEACH, CA        92660
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2002, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                            Cygni Investments, Inc.
                         (A Development Stage Company)
                                 Balance Sheet

                                                      June 30,     December 31,
                                                        2002           2001
                                                    ------------   ------------
                                                    (Unaudited)
                                    Assets
Current Assets

   Cash                                             $       -      $       629
                                                     ----------     ----------
     Total Current Assets                           $       -      $       629
                                                     ==========     ==========

                     Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $     4,568    $       250
   Interest Payable                                       3,737          2,945
   Note Payable - Related Party                          15,830         15,830
                                                     ----------     ----------
     Total Current Liabilities                           24,135         19,025

Stockholders' Equity

   Common Stock 100,000,000 Shares
     Authorized at $.001 Par Value;
     1,000,000 Shares Issued and Outstanding              1,000          1,000
   Additional Paid in Capital                             9,000          9,000
   Accumulated Deficit During Development Stage         (34,135)       (28,396)
                                                     ----------     ----------
     Total Stockholders' Equity (Deficit)               (24,135)       (18,396)
                                                     ----------     ----------
     Total Liabilities and Stockholders' Equity     $       -      $       629
                                                     ==========     ==========

              See accompanying notes to the financial statements.

                                         Cygni Investments, Inc.
                                      (A Development Stage Company)
                                        Statements of Operations
                                              (Unaudited)

                                                                                            For the Period
                                                                                              November
                               For the Three For the Three    For the Six   For the Six       17, 1999
                               Months Ended  Months Ended     Months Ended  Months Ended     (inception)
                                 June 30,      June 30,         June 30,      June 30,       to June 30,
                                   2002          2001             2002          2001            2002
                               -----------   -----------      -----------   -----------      -----------
Revenue                        $       -     $       -        $       -     $       -        $       -
                                ----------    ----------       ----------    ----------       ----------
Expenses

   General & Administrative          2,685         2,645            4,947         5,745           30,398
                                ----------    ----------       ----------    ----------       ----------
     Total Expenses                  2,685         2,645            4,947         5,745           30,398
                                ----------    ----------       ----------    ----------       ----------
     Income (Loss) from
     Operations                     (2,685)       (2,645)          (4,947)       (5,745)         (30,398)

Other Income (Expenses)

   Interest Expense                  (396)          (383)            (792)         (766)          (3,737)
                                ----------    ----------       ----------    ----------       ----------
     Net Income (Loss)
     Before Taxes                   (3,081)       (3,028)          (5,739)       (6,511)         (34,135)

     Taxes                             -             -                -             -                -
                                ----------    ----------       ----------    ----------       ----------
     Net Income (Loss)         $    (3,081)  $    (3,028)     $    (5,739)  $    (6,511)     $   (34,135)
                                ==========    ==========       ==========    ==========       ==========

     Loss per Common
     Share                     $       -     $       -        $       -     $     (0.01)
                                ----------    ----------       ----------    ----------
     Weighted Average
     Outstanding Shares          1,000,000     1,000,000        1,000,000     1,000,000

                           See accompanying notes to the financial statements.

                              Cygni Investments, Inc.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                    (Unaudited)

                                                                            From
                                                                          November
                                          For the Six    For the Six      17, 1999
                                          Months Ended   Months Ended   (Inception)
                                            June 30,       June 30,       to June
                                              2002           2001         30, 2002
                                          ------------   ------------   ------------
Cash Flows from Operating Activities

  Net (Loss)                              $    (5,739)   $    (6,511)   $   (34,135)
  Adjustments to Reconcile Net Loss to
  Net Cash;
   Increase (Decrease) in;
     Accounts Payable/Interest Payable          5,110            766          8,305
     Expenses Paid by Stock Issuance              -              -            2,285
                                           ----------     ----------     ----------
     Net Cash Provided (Used) by
     Operating Activities                        (629)        (5,745)       (23,545)

Cash Flows from Investing Activities              -              -              -
                                           ----------     ----------     ----------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash               -              -            7,715
  Issuance of Note Payable for Cash               -              -           15,830
                                           ----------     ----------     ----------
     Net Cash Provided (Used) by
     Financing Activities                         -              -           23,545
                                           ----------     ----------     ----------
     Increase (Decrease) in Cash                 (629)        (5,745)           -

     Cash, Beginning of Period                    629          7,739            -
                                           ----------     ----------     ----------
     Cash, End of Period                  $       -      $     1,994    $       -
                                           ==========     ==========     ==========

Supplemental Cash Flow Information
                                           ----------     ----------     ----------
  Interest                                $       -      $       -      $       -
  Taxes                                           -              -              -

                See accompanying notes to the financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 3 - INCOME TAXES - continued

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over $34,000 at June 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

     The Company issued a promissory note in the amount of $15,330 to Mezzanine Capital Ltd., on February 4, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on demand.

     On November 15, 2001 the board of directors consented to issue a promissory note in the amount of $500. The funds were issued to a corporation whose president is a shareholder of the Company. The note is unsecured and bearing interest at 10% per annum due and payable on demand. On June 30, 2002, the accrued interest associated with the note totaled $31.

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

                             PART II

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2002.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Cygni Investments, Inc.

Date: August 14, 2002              By: /s/ Carl Suter
                                   Carl Suter, President and  Principal
                                   Financial and Accounting Officer