Form 10QSB
period 2002-09-30
CYGNI INVESTMENTS INC
filed 2002-11-14
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 12, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2002, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                            Cygni Investments, Inc.
                         (A Development Stage Company)
                                 Balance Sheet

                                                   September 30,   December 31,
                                                       2002           2001
                                                    (Unaudited)
                                                    -----------    -----------
                                    Assets
Current Assets

   Cash                                             $      -       $      629
                                                     ---------      ---------
     Total Current Assets                           $      -       $      629
                                                     =========      =========


                     Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $    4,568     $      250
   Interest Payable                                      4,133          2,945
   Note Payable - Related Party                         15,830         15,830
                                                     ---------      ---------
     Total Current Liabilities                          24,531         19,025

Stockholders' Equity

   Common Stock 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding              1,000          1,000
   Additional Paid in Capital                            9,000          9,000
   Accumulated Deficit During Development Stage        (34,531)       (28,396)
                                                     ---------      ---------
     Total Stockholders' Equity (Deficit)              (24,531)       (18,396)
                                                     ---------      ---------
     Total Liabilities and Stockholders' Equity     $      -       $      629
                                                     =========      =========

                See accompanying notes to financial statements.

                            Cygni Investments, Inc.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                For the Period
                                                                                                 November 17,
                               For the Three  For the Three     For the Nine   For the Nine         1999
                               Months Ended   Months Ended      Months Ended   Months Ended      (inception)
                               September 30,  September 30,     September 30,  September 30,     to September
                                   2002           2001              2002           2001           30, 2002
                               ------------   ------------      ------------   ------------      ------------
Revenue                         $      -       $      -          $      -       $      -          $      -
                                 ---------      ---------         ---------      ---------         ---------
Expenses

   General & Administrative            -            1,215             4,947          6,960            30,398
                                 ---------      ---------         ---------      ---------         ---------
     Total Expenses                    -            1,215             4,947          6,960            30,398
                                 ---------      ---------         ---------      ---------         ---------
     Income (Loss) from
     Operations                        -           (1,215)           (4,947)        (6,960)          (30,398)

Other Income (Expenses)

   Interest Expense                   (396)          (383)           (1,188)        (1,149)           (4,133)
                                 ---------      ---------         ---------      ---------         ---------
     Net Income (Loss)
     Before Taxes                     (396)        (1,598)           (6,135)        (8,109)          (34,531)

     Taxes                             -              -                 -              -                 -
                                 ---------      ---------         ---------      ---------         ---------
     Net Income (Loss)          $     (396)    $   (1,598)       $   (6,135)    $   (8,109)       $  (34,531)
                                 =========      =========         =========      =========         =========

     Loss per Common
     Share                      $      -       $      -          $      -       $    (0.01)

     Weighted Average
     Outstanding Shares          1,000,000      1,000,000         1,000,000      1,000,000

                See accompanying notes to financial statements.

                            Cygni Investments, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                              From
                                                                           November 17,
                                           For the Nine    For the Nine       1999
                                           Months Ended    Months Ended    (Inception)
                                           September 30,   September 30,   to September
                                               2002            2001          30, 2002
                                           ------------    ------------    ------------
Cash Flows from Operating Activities

  Net (Loss)                               $   (6,135)     $   (8,109)     $  (34,531)
  Adjustments to Reconcile Net Loss to
  Net Cash;
   Increase (Decrease) in;
    Accounts Payable/Interest Payable           5,506           1,149           8,701
    Expenses Paid by Stock Issuance               -               -             2,285
                                            ---------       ---------       ---------
     Net Cash Provided (Used) by
     Operating Activities                        (629)         (6,960)        (23,545)

Cash Flows from Investing Activities              -               -               -
                                            ---------       ---------       ---------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash               -               -             7,715
  Issuance of Note Payable for Cash               -               -            15,830
                                            ---------       ---------       ---------
     Net Cash Provided (Used) by
     Financing Activities                         -               -            23,545
                                            ---------       ---------       ---------
     Increase (Decrease) in Cash                 (629)         (6,960)            -

     Cash, Beginning of Period                    629           7,739             -
                                            ---------       ---------       ---------
     Cash, End of Period                   $      -        $      779      $      -
                                            =========       =========       =========

Supplemental Cash Flow Information

  Interest                                 $      -        $      -        $      -
  Taxes                                           -               -               -

                See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2002

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2002

NOTE 3 - INCOME TAXES -continued-

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards over $34,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

     The Company issued a promissory note in the amount of $15,330 to Mezzanine Capital Ltd., on February 4, 2000. The note is unsecured and carries an interest rate of 10% per annum. The principal and interest of the note shall be due and payable on demand. On September 30, 2002, the accrued interest associated with the note totaled $4,088.

     On November 15, 2001 the board of directors consented to issue a promissory note in the amount of $500. The funds were issued to a corporation that has a director who is a shareholder of the Company.
     The note is unsecured and bearing interest at 10% per annum due and payable on demand. On September 30, 2002, the accrued interest associated with the note totaled $45.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the

Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Cygni Investments, Inc.

Date:  November 14, 2002           By: /s/ Carl Suter
                                   Carl Suter, President and Principal
                                   Financial and Accounting Officer

                              CERTIFICATIONS

I, Carl Suter, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cygni Investments, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-
14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the boards of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   /s/ Carl Suter
                                   Carl Suter, Chief Executive Officer and
                                   Chief Financial Officer