Form 10KSB
period 2002-12-31
CYGNI INVESTMENTS INC
filed 2003-03-31
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                Form 10-KSB
                                 (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to __________

                      Commission File Number: 0-31165

                          CYGNI INVESTMENTS, INC.
             (Exact name of Registrant as specified in charter)

     NEVADA                                                 88-0442584
State or other jurisdiction of                     I.R.S. Employer I.D. No.
incorporation or organization

170 NEWPORT CENTER DRIVE, SUITE 220, NEWPORT BEACH, CA                92660
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 14, 2003, there were 1,000,000 shares of the Registrant's Common stock outstanding. Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form 10-SB (File No. 0-31165) are incorporated by reference into Part III hereof.

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

Proposed Business

The Company is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.
The Company's Board of Directors, which consists of a single individual, Carl T. Suter, shall make the initial determination whether to complete any such venture; however, the Board of Directors may submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment.
The Company has begun negotiations with potential business ventures, but has not entered into any definitive agreement or arrangement. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the Pink Sheets or the OTC Bulletin Board. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the common stock of the Company were quoted on the OTC Bulletin Board.

In connection with the application for quotation of the Company's common stock on the Pink Sheets or the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the Pink Sheets or the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management intends to contact broker-dealers who make markets in Pink Sheet or Bulletin Board companies until one agrees to make the application.
There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

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

                      ITEM 2.  DESCRIPTION OF PROPERTY

The Company's administrative offices are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Carl Suter, the president and sole director of the Company. The office space is furnished at no cost to the Company by Mr. Suter and may be shared by other unrelated companies.

                         ITEM 3.  LEGAL PROCEEDINGS
No legal proceedings are reportable pursuant to this item.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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

At March 14, 2003, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

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

The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company and Mezzanine Fund Management Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $15,330 to the Company at its inception for operating expenses. In November of 2001, Saiph Corporation, another entity of which Mr. Bronk is an executive officer and director, loaned $500 to the Company for operating expenses. During 2002, Mezzanine Fund Management Ltd. loaned another $2,305 to the Company and Cygni Capital LLC, an entity of which Mr. Bronk is the managing partner, loaned $3,504 to the Company. See "Item 12. Certain Relationships and Related Transactions." Management estimates that the cash requirements for the year ending December 31, 2003, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

                                  PART III
        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as of March 14, 2003, the name, age, and position of the executive officers and sole director of the Company:


Name                Age       Position(s)                   Director Since

Carl T. Suter       68        Director,
                              President &                   1999
                              Treasurer

Lynn Carlson        48        Vice-President
                              & Secretary                   --

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

LYNN CARLSON has been the secretary and vice-president of the Company since its inception in November 1999. She has worked for Cygni Capital LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

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

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 14, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:


                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Carl T. Suter                   79,500                  7.95%
4070 Cassia Lane
Yorba Linda, CA 92886

Lynn Carlson                      -0-                   -0-
170 Newport Center Drive
Suite 220
Newport Beach, CA 92660

Executive Officers and          79,500                  7.95%
Directors as a Group
(2 Persons)

Eric Bronk                    169,000(2)               16.90%
3857 Birch St., #606
Newport Beach, CA 92660

Baldwin Investments Ltd.        99,500                  9.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Fleming Securities              99,500                  9.95%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Starling Securities Ltd.        99,500                  9.95%
Suite 2 B
Mansion House
143 Main St.
Gibraltar

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Of the shares beneficially owned by Mr. Bronk, 49,500 are owned directly by Mezzanine Fund Management Ltd., a company of which Mr. Bronk is the president, and 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with these entities.

The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

At December 31, 2002, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 4, 2000, Mezzanine Fund Management Ltd., a corporation of which Eric Bronk, a shareholder of the Company, is a director, loaned $15,330 to the Company. On February 4, 2002, the terms of the note were renegotiated and a new promissory note was issued. The current promissory note bears 10% interest per annum and is due and payable upon demand.
On November 15, 2001, Saiph Corporation, a corporation of which Eric Bronk, a shareholder of the Company, is the president and sole director, loaned $500 to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

On June 14, 2002, the Company issued a promissory note in the amount of $2,305 to Mezzanine Fund Management, Ltd., a corporation of which Eric C. Bronk, a shareholder, is director, for funds loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

On December 31, 2002, the Company issued a promissory note in the amount of $3,504 to Cygni Capital, LLC, a limited liability company of which Eric C. Bronk, a shareholder, is the managing member and president, for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand.

              ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

                                                                       Page
Report of Auditor                                                       F-1
Balance Sheet as of December 31, 2002                                   F-2
Statements of Operations for the years ended December 31, 2002 and 2001, and for the period from inception to December 31, 2002 F-3 Statement of Stockholders' Equity for the period from inception
  to December 31, 2002                                                  F-4
Statements of Cash Flows for the years ended  December 31, 2002,
  and 2001, and for the period from inception to December 31, 2002      F-5
Notes to Financial Statements                                           F-6

(a)(2) Exhibits. The following exhibits are included as part of this report:

Exhibit No. Description
            of Exhibit                                                 Page

3.1       Articles of Incorporation filed
          November 17, 1999                                               *

3.2       Current Bylaws                                                  *

4.1       Form of Common Stock Certificate                                *

10.1      Promissory Note dated February 4, 2002                         **

10.2      Promissory Note dated November 15, 2001                        **

10.3      Promissory Note dated June 14, 2002                      Attached

10.4      Promissory Note dated December 31, 2002                  Attached

99.1      Written Statement of the Chief Executive Officer         Attached
          and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities
          Exchange Act of 1934.

*Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 26, 2000, File No. 0-31165.

**Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 0-31165.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

                     ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cygni Investments, Inc.

Date: March 27, 2003       By: /s/ Carl T. Suter
                           Carl T. Suter, President, Chief Financial
                           & Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

Date: March 27, 2003       /s/ Carl T. Suter
                           Carl T. Suter, Sole Director

                               CERTIFICATION

     I, Carl Suter, President and Chief Financial Officer of Cygni Investments, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Cygni
Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003    /s/ Carl T. Suter
                         Carl T. Suter, President and
                         Chief Financial Officer












                          Cygni Investments, Inc.
                       (A Development Stage Company)
                            Financial Statements
                             December 31, 2002


/Letterhead/




                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Cygni Investments, Inc.

We have audited the accompanying balance sheet of Cygni Investments, Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended, and the period November 17, 1999 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni Investments, Inc. at December 31, 2002 and 2001, and the results of its operations and cash flows for the periods then ended and the period November 17, 1999 to December 31, 2002 in conformity with generally accepted accounting principles, in the United States of America.

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


/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
March 25, 2003

                                    F-1

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                   December      December
                                                   31, 2002      31, 2001
                                                 ------------  ------------
                                   Assets
Current Assets
--------------

  Cash                                          $      -      $        629
                                                 ------------  ------------
   Total Current Assets                         $      -      $        629
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                              $      3,560  $        250
  Interest Payable                                     4,654         2,945
  Note Payable - Related Party                        21,640        15,830
                                                 ------------  ------------

   Total Current Liabilities                          29,854        19,025

Stockholders' Equity
--------------------

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding             1,000         1,000
  Additional Paid in Capital                           9,000         9,000
  Accumulated Deficit During Development Stage       (39,854)      (28,396)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)              (29,854)      (18,396)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity   $      -      $        629
                                                 ============  ============

 The accompanying notes are a integral part of these financial statements.
                                    F-2


                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Operations

                                                                   From
                                                               (Inception)
                                    December,      December    to December
                                     31, 2002      31, 2001      31, 2002
                                   ------------  ------------  ------------

Revenue                            $     -      $      -      $      -
-------                            ------------  ------------  ------------

Expenses
--------

 General and Administrative              9,748         7,860        35,199
                                   ------------  ------------  ------------
  Total Expenses                         9,748         7,860        35,199
                                   ------------  ------------  ------------
  Income (Loss) From Operations         (9,748)       (7,860)      (35,199)

Other Income (Expenses)
-----------------------

 Interest Expenses                      (1,710)       (1,540)      (4,655)
                                   ------------  ------------  ------------
  Total Other Income (Expenses)         (1,710)       (1,540)      (4,655)
                                   ------------  ------------  ------------
  Income (Loss) Before Taxes           (11,458)       (9,400)      (39,854)

  Taxes                                  -             -             -
                                   ------------  ------------  ------------
  Net (Loss)                       $   (11,458) $     (9,400) $    (39,854)
                                   ============  ============  ============
  Loss Per Common Share            $      (.01) $       (.01)

  Weighted Average
  Outstanding Shares                 1,000,000     1,000,000


 The accompanying notes are an integral part of these financial statements.
                                    F-3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
        From November 17, 1999 (Inception) through December 31, 2002

                                                                Accumulated
                                                                   Deficit
                                                    Additional   During the
                                  Common Stock        Paid In   Development
                               Shares       Amount    Capital      Stage
                            -----------------------------------------------
Balance, November 17, 1999       -      $       -   $     -    $      -

Net Loss Period Ended
 December 31, 1999               -              -         -           -
                            -----------------------------------------------
Balance, December 31, 1999       -              -         -           -

Shares Issued for Cash
 at $.01 per Share            771,500          772      6,943         -

Shares Issued for Services
 at $.01 Per Share            228,500          228      2,057         -

Net Loss Year Ended
 December 31, 2000               -             -         -         (18,996)
                            -----------------------------------------------
Balance, December 31, 2000  1,000,000        1,000      9,000      (18,996)

Net Loss Year Ended
 December 31, 2001               -             -         -          (9,400)
                            -----------------------------------------------
Balance, December 31, 2001  1,000,000        1,000      9,000      (28,396)

Net Loss Year Ended
 December 31, 2002               -             -         -         (11,458)
                            -----------------------------------------------
Balance, December 31, 2002  1,000,000   $    1,000  $   9,000  $   (39,854)
                            ===============================================

 The accompanying notes are an integral part of these financial statements.
                                    F-4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                             From
                                                                         (Inception)
                                                  December    December   to December
                                                    2002        2001         2002
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                       $   (11,458) $   (9,400) $   (39,854)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Stock Issued for Services                           -           -           2,285
   Increase (Decrease) in Accounts Payable            3,309         250        3,560
   Increase (Decrease) in Interest Payable            1,710       1,540        4,654
                                                 ----------- -----------  -----------
   Net Cash Provided by
   Operating Activities                              (6,439)     (7,610)     (29,355)

Cash Flows from Investing Activities                   -           -            -
------------------------------------             ----------- -----------  -----------
   Net Cash Provided by
   Investing Activities                                -           -            -

Cash Flows from Financing Activities
------------------------------------
 Issuance of Common Stock for Cash                     -           -           7,715
 Proceeds from Notes Payable                          5,810         500       21,640
                                                 ----------- -----------  -----------
   Net Cash Provided by
   Financing Activities                               5,810         500       29,355

   Net Increase (Decrease) In Cash                     (629)     (7,110)        -

   Cash, Beginning of Period                            629       7,739         -
                                                 ----------- -----------  -----------
   Cash, End of Period                          $      -     $      629  $      -
                                                 =========== ===========  ===========
Supplemental Cash Flow Information
----------------------------------
  Interest                                      $      -     $     -     $      -
  Income Taxes                                         -           -            -

 The accompanying notes are an integral part of these financial statements.
                                    F-5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 1 - CORPORATE HISTORY
--------------------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

NOTE 3 -INCOME TAXES
--------------------

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

                                 Continued
                                    F-6


                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 3 -INCOME TAXES -continued-
--------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $39,000 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY
-----------------------------------

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2002, the accrued interest associated with the various notes was $4,654.

                                                              December     December
The Company has the following note payable obligations:       31, 2002     31, 2001
                                                             -----------  -----------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                        $   21,640  $    15,830
                                                             -----------  -----------
     Totals                                                  $   21,640  $    15,830
     Less Current Maturities                                    (21,640)     (15,830)
                                                             -----------  -----------
     Total Long-Term Notes Payable                           $     -     $      -
                                                             ===========  ===========

Following are maturities of long-term debt for each of the next five years:

                                        Year                       Amount
                                        -----------------------------------
                                        2003                  $     21,640
                                        2004                          -
                                        2005                          -
                                        2006                          -
                                        Thereafter                    -
                                                               ------------
                                        Total                 $     21,640
                                                               ============

                                 Continued
                                    F-7
                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 5 - GOING CONCERN
----------------------

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













































                                    F-8