Form 10QSB
period 2003-03-31
CYGNI INVESTMENTS INC
filed 2003-05-15
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2003, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2003, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheet

                                                       March        December
                                                     31, 2003       31, 2002
                                                    -----------    -----------
                                                    (Unaudited)

                              Assets
Current Assets

  Cash                                              $      -       $      -
                                                     ---------      ---------
     Total Current Assets                           $      -       $      -
                                                     =========      =========


               Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                  $    3,560     $    3,560
  Interest Payable                                       5,195          4,654
  Note Payable - Related Party                          21,640         21,640
                                                     ---------      ---------
     Total Current Liabilities                          30,395         29,854

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding               1,000          1,000
  Additional Paid in Capital                             9,000          9,000
  Accumulated Deficit During Development Stage         (40,395)       (39,854)
                                                     ---------      ---------
     Total Stockholders' Equity (Deficit)              (30,395)       (29,854)
                                                     ---------      ---------
     Total Liabilities and Stockholders' Equity     $      -       $      -
                                                     =========      =========

          See accompanying notes to financial statements.

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                    For the Period
                                                                      November
                                                                      17, 1999
                                       For the Three Months Ended    (Inception)
                                         March          March         to March
                                        31, 2003       31, 2002       31, 2003
                                       -----------    -----------    -----------
Revenue                                $      -       $      -       $      -

Expenses

  General & Administrative                    -            2,262         35,199
                                        ---------      ---------      ---------
      Total Expenses                          -            2,262         35,199
                                        ---------      ---------      ---------
      Income (Loss)
      from Operations                         -           (2,262)       (35,199)

Other Income (Expenses)

  Interest Expense                           (541)          (396)        (5,196)
                                        ---------      ---------      ---------
      Total Other Income (Expenses)          (541)          (396)        (5,196)
                                        ---------      ---------      ---------
      Income (Loss) Before Taxes             (541)        (2,658)       (40,395)

      Taxes                                   -              -              -
                                        ---------      ---------      ---------
      Net Income (Loss)                $     (541)    $   (2,658)    $  (40,395)
                                        =========      =========      =========

      Loss Per
      Common Share                     $    (0.00)    $    (0.00)

      Weighted Average
      Outstanding Shares                1,000,000      1,000,000

          See accompanying notes to financial statements.

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                        For the Period
                                                                          November
                                                                          17, 1999
                                          For the Three Months Ended     (Inception)
                                            March          March          to March
                                           31, 2003       31, 2002        31, 2003
                                          ----------     ----------      ----------
Cash Flows from Operating Activities

  Net Income (Loss)                       $     (541)    $   (2,658)     $  (40,395)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Stock Issued for Services                   -              -             2,285
     Increase in Accounts Payable                -            2,012           3,560
     Increase in Interest Payable                541            396           5,195
                                           ---------      ---------       ---------
       Net Cash Provided (Used) by
       Operating Activities                      -             (250)        (29,355)

Cash Flows from Investing Activities             -              -               -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash              -              -             7,715
  Issuance of Note Payable for Cash              -              -            21,640
                                           ---------      ---------       ---------
       Net Cash Provided (Used) by
       Financing Activities                      -              -            29,355
                                           ---------      ---------       ---------
       Increase (Decrease) in Cash               -             (250)            -

       Cash, Beginning of Period                 -              629             -
                                           ---------      ---------       ---------
       Cash, End of Period                $      -       $      379      $      -
                                           =========      =========       =========


Supplemental Cash Flow Information
                                           ---------      ---------       ---------
  Interest                                $      -       $      -        $      -
  Income Taxes                                   -              -               -

          See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at March 31, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $40,000 at March 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2003, the accrued interest associated with the various notes was $5,195.

                                                         March 31,  December 31,
The Company has the following note payable obligations:    2003         2002
                                                        -----------  -----------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                   $  21,640    $  21,640
                                                         --------     --------
          Totals                                        $  21,640    $  21,640
          Less Current Maturities                         (21,640)     (21,640)
                                                         --------     --------
          Total Long-Term Notes Payable                 $     -      $     -
                                                         ========     ========

Following are maturities of long-term debt for each of the next five years:

                                                            Year        Amount
                                                         ----------   ----------
                                                            2003       $ 21,640
                                                            2004            -
                                                            2005            -
                                                            2006            -
                                                         Thereafter         -
                                                                        -------
                                                            Total      $ 21,640
                                                                        =======

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

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

     The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company and Mezzanine Fund Management Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $15,330 to the Company at its inception for operating expenses. In November of 2001, Saiph Corporation, an entity of which Carl Suter, the sole director and an executive officer of the Company, and Mr. Bronk are shareholders, loaned $500 to the Company for operating expenses. During 2002, Mezzanine Fund Management Ltd. loaned another $2,305 to the Company and Cygni Capital LLC, an entity of which Mr. Bronk is the managing partner, loaned $3,504 to the Company.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a loss to the Company of all related costs incurred.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Cygni Investments, Inc.

Date:  May 14, 2003                     By: /s/ Carl Suter
                                        Carl Suter, President and Principal
                                        Financial and Accounting Officer

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                /s/ Carl Suter
                                   Carl Suter, Chief Executive Officer and
                                   Chief Financial Officer