Form 10QSB
period 2003-06-30
CYGNI INVESTMENTS INC
filed 2003-08-14
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2003, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2003, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                      June         December
                                                    30, 2003       31, 2002
                                                   -----------    -----------
                                                   (Unaudited)

                                  Assets
Current Assets

  Cash                                             $      -       $      -
                                                    ----------     ----------
     Total Current Assets                          $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $     7,936    $     3,560
  Interest Payable                                       5,733          4,654
  Note Payable - Related Party                          21,640         21,640
                                                    ----------     ----------
     Total Current Liabilities                          35,309         29,854

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding               1,000          1,000
  Additional Paid in Capital                             9,000          9,000
  Accumulated Deficit During Development Stage         (45,309)       (39,854)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (35,309)       (29,854)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                           For the Period
                                                                                             November
                                                                                             17, 1999
                                   For the Three Months Ended   For the Six Months Ended    (inception)
                                     June 30,     June 30,       June 30,     June 30,      to June 30,
                                       2003         2002           2003         2002           2003
                                    -----------  -----------    -----------  -----------    -----------
Revenue                             $      -     $      -       $      -     $      -       $      -
                                     ----------   ----------     ----------   ----------     ----------
Expenses

  General & Administrative                4,250        2,685          4,250        4,947         39,448
                                     ----------   ----------     ----------   ----------     ----------
     Total Expenses                       4,250        2,685          4,250        4,947         39,448
                                     ----------   ----------     ----------   ----------     ----------
     Income (Loss) from
     Operations                          (4,250)      (2,685)        (4,250)      (4,947)       (39,448)

Other Income (Expenses)

  Interest Expense                         (664)        (396)        (1,205)        (792)        (5,861)
                                     ----------   ----------     ----------   ----------     ----------
     Total Other Income (Expenses)         (664)        (396)        (1,205)        (792)        (5,861)
                                     ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)
     Before Taxes                        (4,914)      (3,081)        (5,455)      (5,739)       (45,309)

     Taxes                                 -            -              -            -              -
                                     ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)              $    (4,914) $    (3,081)   $    (5,455) $    (5,739)   $   (45,309)
                                     ==========   ==========     ==========   ==========     ==========

     Loss per Common
     Share                          $     (0.01) $      -       $     (0.01) $      -

     Weighted Average
     Outstanding Shares               1,000,000    1,000,000      1,000,000    1,000,000

               See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                      For the Period
                                                                         November
                                                                         17, 1999
                                          For the Six Months Ended     (Inception)
                                             June          June          to June
                                           30, 2003      30, 2002        30, 2003
                                         ------------  ------------    ------------
Cash Flows from Operating Activities

  Net Income (Loss)                      $    (5,455)  $    (5,739)    $   (45,309)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   Stock Issued for Services                    -             -              2,285
   Increase in Accounts Payable                4,376         4,318           7,936
   Increase in Interest Payable                1,079           792           5,733
                                          ----------    ----------      ----------
     Net Cash Provided (Used) by
     Operating Activities                       -             (629)        (29,355)

Cash Flows from Investing Activities            -             -               -
                                          ----------    ----------      ----------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash             -             -              7,715
  Issuance of Note Payable for Cash             -             -             21,640
                                          ----------    ----------      ----------
     Net Cash Provided (Used) by
     Financing Activities                       -             -             29,355
                                          ----------    ----------      ----------
     Increase (Decrease) in Cash                -             (629)           -

     Cash, Beginning of Period                  -              629            -
                                          ----------    ----------      ----------
     Cash, End of Period                 $      -      $      -        $      -
                                          ==========    ==========      ==========

Supplemental Cash Flow Information

  Interest                               $      -      $      -        $      -
  Income Taxes                                  -             -               -

              See accompanying notes to financial statements.

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

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

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June
30, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $45,000 at June 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued four unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable on demand. The notes were issued to a shareholder of the Company and to one company whose president is a shareholder. At June 30, 2003, the accrued interest associated with the various notes was $5,733.

                                                         June 30,  December  31,
The Company has the following note payable obligations:    2003        2002
                                                         --------    --------
Related party notes payable, due on demand,
  interest accrued at a rate of 10% per annum           $  21,640   $  21,640
                                                         --------    --------
     Totals                                             $  21,640   $  21,640
     Less Current Maturities                              (21,640)    (21,640)
                                                         --------    --------
     Total Long-Term Notes Payable                      $    -      $    -
                                                         ========    ========

Following are maturities of long-term debt for each of the next five years:

                                                           Year       Amount
                                                         --------    --------
                                                           2003      $ 21,640
                                                           2004          -
                                                           2005          -
                                                           2006          -
                                                        Thereafter       -
                                                                     --------
                                                          Total      $ 21,640
                                                                     ========

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge with.

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

     The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company.
Since inception the Company has borrowed funds from corporations related to the Company for operating expenses.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Cygni Investments, Inc.

Date:  August 13, 2003             By: /s/ Carl Suter
                                       Carl Suter, President and Principal
                                       Financial and Accounting Officer

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

Date:  August 13, 2003             /s/ Carl Suter
                                   Carl Suter, Chief Executive Officer and
                                   Chief Financial Officer