Form 10QSB
period 2003-09-30
CYGNI INVESTMENTS INC
filed 2003-11-19
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 17, 2003, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2003, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                  September    December
                                                  30, 2003     31, 2002
                                                 -----------  -----------
                                                 (Unaudited)
                                  Assets
Current Assets

  Cash                                           $     -      $     -
                                                  ---------    ---------
     Total Current Assets                        $     -      $     -
                                                  =========    =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                               $   10,018   $    3,560
  Interest Payable                                    6,274        4,654
  Note Payable - Related Party                       21,640       21,640
                                                  ---------    ---------
     Total Current Liabilities                       37,932       29,854

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding            1,000        1,000
  Additional Paid in Capital                          9,000        9,000
  Accumulated Deficit During Development Stage      (47,932)     (39,854)
                                                  ---------    ---------
     Total Stockholders' Equity (Deficit)           (37,932)     (29,854)
                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity  $     -      $     -
                                                  =========    =========

               See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                                   For the Period
                                                                                                      November
                                   For the Three  For the Three    For the Nine   For the Nine        17, 1999
                                   Months Ended   Months Ended     Months Ended   Months Ended       (inception)
                                   September 30,  September 30,    September 30,  September 30,    to September 30,
                                       2003           2002             2003           2002              2003
                                   -------------  -------------    -------------  -------------     -------------
Revenue                             $      -       $      -         $      -       $      -          $     -
                                     ----------     ----------       ----------     ----------        ----------
Expenses

  General & Administrative                2,083           -               6,333          4,947            41,530
                                     ----------     ----------       ----------     ----------        ----------
     Total Expenses                       2,083           -               6,333          4,947            41,530
                                     ----------     ----------       ----------     ----------        ----------
     Income (Loss) from
     Operations                          (2,083)          -              (6,333)        (4,947)          (41,530)

Other Income (Expenses)

  Interest Expense                         (541)          (396)          (1,746)        (1,188)           (6,402)
                                     ----------     ----------       ----------     ----------        ----------
     Total Other Income (Expenses)         (541)          (396)          (1,746)        (1,188)           (6,402)
                                     ----------     ----------       ----------     ----------        ----------
     Net Income (Loss)
     Before Taxes                        (2,624)          (396)          (8,079)        (6,135)          (47,932)

     Taxes                                 -              -                -              -                 -
                                     ----------     ----------       ----------     ----------        ----------
     Net Income (Loss)              $    (2,624)   $      (396)     $    (8,079)   $    (6,135)      $   (47,932)
                                     ==========     ==========       ==========     ==========        ==========

     Loss per Common
     Share                          $      -       $      -         $     (0.01)   $     (0.01)

     Weighted Average
     Outstanding Shares               1,000,000      1,000,000        1,000,000      1,000,000

               See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)
                                                                 For the Period
                                                                   November
                                                                   17, 1999
                                       For the Nine Months Ended  (Inception)
                                        September     September   to September
                                        30, 2003      30, 2002      30, 2003
                                      ------------  ------------  ------------
Cash Flows from Operating Activities

Net Income (Loss)                     $    (8,079)  $    (6,135)  $   (47,932)
 Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by
 Operating Activities:
   Stock Issued for Services                 -             -            2,285
   Increase in Accounts Payable             6,458         4,318        10,018
   Increase in Interest Payable             1,621         1,188         6,274
                                       ----------    ----------    ----------
     Net Cash Provided (Used) by
     Operating Activities                    -             (629)      (29,355)

Cash Flows from Investing Activities         -             -             -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash          -             -            7,715
  Issuance of Note Payable for Cash          -             -           21,640
                                       ----------    ----------    ----------
     Net Cash Provided (Used) by
     Financing Activities                    -             -           29,355
                                       ----------    ----------    ----------
     Increase (Decrease) in Cash             -             (629)         -

     Cash, Beginning of Period               -              629          -
                                       ----------    ----------    ----------
     Cash, End of Period              $      -      $      -      $      -
                                       ==========    ==========    ==========


Supplemental Cash Flow Information

  Interest                            $      -      $      -      $      -
  Income Taxes                               -             -             -

               See accompanying notes to financial statements.

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003

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

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $47,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued four unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable on demand. The notes were issued to shareholders of the Company. At September 30, 2003, the accrued interest associated with the various notes was $6,274.

                                                         September 30,  December 31,
The Company has the following note payable obligations:      2003          2002
                                                         ------------   -----------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                     $  21,640      $  21,640
                                                           --------       --------
     Totals                                               $  21,640      $  21,640
     Less Current Maturities                                (21,640)       (21,640)
                                                           --------       --------
     Total Long-Term Notes Payable                        $    -         $    -
                                                           ========       ========

Following are maturities of long-term debt for each of the next five years:
                                          Year        Amount
                                         ------      --------
                                          2003       $ 21,640
                                          2004           -
                                          2005           -
                                          2006           -
                                        Thereafter       -
                                                      -------
                                          Total      $ 21,640
                                                      =======

                     Cygni Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31 Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Cygni Investments, Inc.

Date:  November 17, 2003           By: /s/ Carl Suter
                                       Carl Suter, President and Treasurer
                                       (Principal Executive Officer and
                                       Principal Financial and Accounting
                                       Officer)