Form 10KSB
period 2003-12-31
CYGNI INVESTMENTS INC
filed 2004-03-31
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (801,000 shares) as of March 25, 2004, was $801, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 25, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

                                  PART II

    ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established trading market for the Common Stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common Stock. Of the 1,000,000 outstanding common shares, all have been held for at least one year. The Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 49,500 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common Stock.

     At March 25, 2004, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2003, no securities were sold by the Company.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has not commenced development of any business. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company. Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $15,330 to the

Company at its inception for operating expenses. (See "Item 12. Certain Relationships and Related Transactions.") The note payable to Rigel Funds Management, Ltd. is due and payable upon demand. The accumulated interest to December 31, 2003, is $6,004. If the company is unable to find a suitable business by the time the note is called due, it is anticipated that the Company would try to renegotiate the term of the note.

     Management estimates that the cash requirements for the year ending December 31, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that the needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There is no agreement with any of the related parties already loaning money to the Company and no assurance that all or a portion of these funds will be loaned to the Company. If these companies are unwilling or unable to loan such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements. Until the Company is able to locate a potential business for acquisition or business prospect to merge with, there will likely not be any arrangements.

                       ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting that although the Company has not changed the firm that performs its audits, because of a merger of operations the name of the firm has been changed from Bierwolf, Nilson & Associates to Chisholm, Bierwolf & Nilson, LLC.

                     ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

     The principal executive officer and principal financial officer, Carl Suter, has concluded, based on his evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and
(2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

                                 PART III

        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of March 25, 2004, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name             Age   Position(s)                   Director Since

     Carl Suter       69    Director, President &         November 1999
                            Treasurer
     Lynn Carlson     49    Vice-President & Secretary    --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

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

     LYNN CARLSON has been the secretary and vice-president of the Company since its inception in November 1999. She has worked for Cygni Capital LLC, a financial consulting firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Suter will devote substantially all of his time to completing the acquisition.

     There are no other employees who are expected to make a significant contribution to the business and there are no intentions to employ anyone until business operations change.

     There are no family relationships between any of the officers and the director or persons nominated to become directors or executive officers.

     The entire board of directors of the Company is currently acting as the audit committee. There is no financial expert currently on the audit committee as there is no current activity in the Company.

     There are no established procedures for security holders to recommend nominees for the board of directors.

Other Public Shell Activities

     Mr. Suter has not been involved as a director or executive officer of other companies that may be deemed to be "blank check" companies, and has not been involved in any blank check public offerings.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2003, 2002 and 2001.

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

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                        RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of March 25, 2004, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the

Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Carl T. Suter                 79,500                   7.95%
4070 Cassia Lane
Yorba Linda, CA 92886

Lynn Carlson                  -0-                      -0-
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Executive Officers and        79,500                   7.95%
Directors as a Group
(2 Persons)

Eric Bronk                    119,500(2)               11.95%
3857 Birch St., #606
Newport Beach, CA 92660

Baldwin Investments Ltd.      99,500                   9.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Fleming Securities            99,500                   9.95%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Starling Securities Ltd.      99,500                   9.95%
Suite 2 B
Mansion House
143 Main St.
Gibraltar
_______________
     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     At December 31, 2003, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company in November 1999, Carl Suter, an officer, sole director and a founder of the Company, received 79,500 shares for services rendered to the Company. Mr. Suter provided consulting services in connection with the organization of the Company, which services were valued at $795.

     In connection with the organization of the Company in November 1999, Eric C. Bronk, a shareholder and founder of the Company, received 99,500 shares for services rendered to the Company. Mr. Bronk provided consulting services in connection with the organization of the Company, which services were valued at $995.

     On February 4, 2000, Rigel Funds Management, Ltd., a corporation of which Mr. Bronk, a shareholder of the Company, is a director, loaned $15,330 to the Company. The promissory note bears 10% interest per annum and was originally due on or before February 4, 2001. The note has been extended to be due and payable upon demand. Rigel has loaned additional funds to the Company in the amount of $2,306 on June 14, 2002, and in the amount of $619 on June 1, 2003. Both additional promissory notes bear 10% interest and are due and payable upon demand.

     On December 31, 2002, the Company issued a promissory note in the amount of $3,504 to Cygni Capital, LLC, a limited liability company of which Eric Bronk, a shareholder of the Company, is the managing member and president, for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On December 31, 2003, the Company issued a promissory note in the amount of $4,283 to Procyon Corporation, a corporation of which Jason Dagget, a shareholder of the Company, is President, for operating expenses. The promissory note bears 10% interest per annum and is due and payable upon demand.

Other Public Shell Activities

     Mr. Bronk, one of our founders, is involved as a director or executive officer, or shareholder, of other companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in these other companies:

* Alnilam Corporation. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000. He beneficially owns 119,500 shares, or approximately 11.95%, of the outstanding stock of this entity.
     Alnilam has no current business operations and is seeking a business opportunity to commence operations.

* Mezzanine Investment Corporation. Mr. Bronk was a founder of this entity which was incorporated on August 19, 1999. He is the president and sole director of Mezzanine and beneficially owns 14,500 shares, or approximately 12.08%, of the outstanding stock of this entity. Mezzanine has no current business operations and is seeking a business opportunity to commence operations.

* Whitelight Technologies, Inc. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000. He is the president and sole director of Whitelight and beneficially owns 200,000 shares, or approximately 18.18%, of the outstanding stock of this entity. Whitelight has no current business operations and is seeking a business opportunity to commence operations.

     The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining to which of these entities to present the opportunity.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements.  The following financial statements
are included in this report:
                                                                        Page
          Report of Auditor                                             F-1
          Balance Sheet as of December 31, 2003                         F-2
          Statement of Operations for the years ended December 31,
            2003 and 2002, and for the period November 17, 1999
            (inception) through December 31, 2003                       F-3
          Statement of Stockholders' Equity for the period November 17,
            1999 (inception) to December 31, 2003                       F-4
          Statement of Cash Flows for the years ended December 31,
            2003 and 2002, and for the period November 17, 1999
            (inception) through December 31, 2003                       F-5
          Notes to Financial Statements                                 F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.       Description of Exhibit                                  Location
     3.1       Articles of Incorporation filed November 17, 1999         (1)
     3.2       Current Bylaws                                            (1)
     4.1       Form of Common Stock Certificate                          (1)
     10.1      Promissory Note dated February 4, 2002                    (2)

     10.2      Promissory Note dated November 15, 2001                   (2)
     10.3      Promissory Note dated June 14, 2002                       (3)
     10.4      Promissory Note dated December 31, 2002                   (3)
     10.5      Promissory Note dated December 31, 2003                 Attached
     31.1      Certification of the Principal Executive Officer
               pursuant to Rule 13(a)-14                               Attached
     31.2      Certification of the Principal Financial Officer
               pursuant to Rule 13(a)-14                               Attached
     32        Certification of the Principal Executive and Financial
               Officer pursuant to Section 1350                        Attached

          (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 26, 2000, File No. 0-31165.

          (2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 0-31165.

          (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 0-31165.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2003.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $5,300 and $3,850, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended

December 31, 2003 and 2002 were $500 and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this
Item 14, for the fiscal years ended December 31, 2003 and 2002.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2003, were approved by the Board of Directors.


                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cygni Investments, Inc.

Date:  March 29, 2004              /s/ Carl Suter
                                   By: Carl Suter, President and Treasurer
                                   (Chief Executive, Chief Financial &
                                   Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2004              /s/ Carl Suter
                                   Carl Suter, Sole Director

                       INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors of
Cygni Investments, Inc.

We have audited the accompanying balance sheet of Cygni Investments, Inc.
(a Nevada Corporation) (a development stage company) as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended, and the period November 17, 1999 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni Investments, Inc. at December 31, 2003 and 2002, and the results of its operations and cash flows for the periods then ended and the period November 17, 1999 to December 31, 2003, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that Cygni Investments, Inc., will continue as a going concern. As discussed in Note 5 to the financial statements, Cygni Investments, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson,LLC
Bountiful, Utah
March 25, 2004

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                   December       December
                                                   31, 2003       31, 2002
                                                  ----------     ----------
                                  Assets
Current Assets

   Cash                                           $     -        $     -
                                                   ---------      ---------
     Total Current Assets                         $     -        $     -
                                                   =========      =========


                   Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                               $   12,702     $    3,560
   Interest Payable                                    6,819          4,654
   Notes Payable - Related Parties                    21,640         21,640
                                                   ---------      ---------
     Total Current Liabilities                        41,161         29,854

Stockholders' Equity

   Common Stock 100,000,000 Shares
     Authorized at $.001 Par Value;
     1,000,000 Shares Issued and Outstanding           1,000          1,000
   Additional Paid in Capital                          9,000          9,000
   Accumulated Deficit During Development Stage      (51,161)       (39,854)
                                                   ---------      ---------
     Total Stockholders' Equity (Deficit)            (41,161)       (29,854)
                                                   ---------      ---------
     Total Liabilities and Stockholders' Equity   $     -        $     -
                                                   =========      =========


              See accompanying notes to financial statements.
                                    F-2

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Operations

                                                                          From
                                                                       (Inception)
                                                                       November 17,
                                                                         1999 to
                                          December       December       December
                                          31, 2003       31, 2002       31, 2003
                                         -----------    -----------    -----------
Revenue                                  $      -       $      -       $      -
                                          ----------     ----------     ----------
Expenses

   General and Administrative                  9,016          9,748         44,214
                                          ----------     ----------     ----------
     Total Expenses                            9,016          9,748         44,214
                                          ----------     ----------     ----------
     Income (Loss) From Operations            (9,016)        (9,748)       (44,214)

Other Income (Expenses)

   Interest Expense                           (2,292)        (1,710)        (6,947)
                                          ----------     ----------     ----------
     Total Other Income (Expenses)            (2,292)        (1,710)        (6,947)
                                          ----------     ----------     ----------
     Income (Loss) Before Taxes              (11,308)       (11,458)       (51,161)

     Taxes                                      -              -              -
                                          ----------     ----------     ----------
     Net (Loss)                          $   (11,308)   $   (11,458)   $   (51,161)
                                          ==========     ==========     ==========

     Loss Per Common Share               $     (.01)    $     (.01)

     Weighted Average Outstanding Shares   1,000,000      1,000,000

              See accompanying notes to financial statements.
                                    F-3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From November 17, 1999 (Inception) through December 31, 2003

                                                                       Accumulated
                                                                        Deficit
                                                          Additional   During the
                                    Common Stock           Paid In     Development
                                Shares        Amount       Capital        Stage
                              ----------    ----------    ----------    ----------
Balance, November 17, 1999          -       $     -       $     -       $     -

Net Loss Period Ended
  December 31, 1999                 -             -             -             -
                              ----------     ---------     ---------     ---------
Balance, December 31, 1999          -             -             -             -

Shares Issued for Cash
  at $.01 per Share              771,500           772         6,943          -

Shares Issued for Services
  at $.01 Per Share              228,500           228         2,057          -

Net Loss Year Ended
  December 31, 2000                 -             -             -          (18,996)
                              ----------     ---------     ---------     ---------
Balance, December 31, 2000     1,000,000         1,000         9,000       (18,996)

Net Loss Year Ended
  December 31, 2001                 -             -             -           (9,400)
                              ----------     ---------     ---------     ---------
Balance, December 31, 2001     1,000,000         1,000         9,000       (28,396)

Net Loss Year Ended
  December 31, 2002                 -             -             -          (11,457)
                              ----------     ---------     ---------     ---------
Balance, December 31, 2002     1,000,000         1,000         9,000       (39,853)

Net Loss Year Ended
  December 31, 2003                 -             -             -          (11,308)
                              ----------     ---------     ---------     ---------
Balance, December 31, 2003     1,000,000    $    1,000    $    9,000    $  (51,161)
                              ==========     =========     =========     =========

              See accompanying notes to financial statements.
                                    F-4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                              From
                                                                           (Inception)
                                                                               to
                                                December      December      December
                                                31, 2003      31, 2002      31, 2003
                                               ----------    ----------    -----------
Cash Flows from Operating Activities

Net Loss                                       $  (11,308)   $  (11,458)   $  (51,161)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Stock Issued for Services                        -             -            2,285
    Increase (Decrease) in Accounts Payable         9,143         3,309        12,702
    Increase (Decrease) in Interest Payable         2,165         1,710         6,819
                                                ---------     ---------     ---------
      Net Cash Provided by
      Operating Activities                           -           (6,439)      (29,355)

Cash Flows from Investing Activities                 -             -             -
                                                ---------     ---------     ---------
      Net Cash Provided by
      Investing Activities                           -             -             -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                  -             -            7,715
  Proceeds from Notes Payable                        -            5,810         1,640
                                                ---------     ---------     ---------
      Net Cash Provided by
      Financing Activities                           -            5,810         9,355
                                                ---------     ---------     ---------
      Net Increase (Decrease) In Cash                -             (629)         -

      Cash, Beginning of Period                      -              629          -
                                                ---------     ---------     ---------
      Cash, End of Period                      $     -       $     -       $     -
                                                =========     =========     =========

Supplemental Cash Flow Information

  Interest                                     $     -       $     -       $     -
  Income Taxes                                       -             -             -

              See accompanying notes to financial statements.
                                    F-5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

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

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000, and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 3 - INCOME TAXES -continued-

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2003, and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $51,000 at December 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTIES

The Company has issued several promissory notes to various corporations whose officers are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2003, the accrued interest associated with the various notes was $6,819.

                                                        December 31,   December 31,
The Company has the following note payable obligations:     2003           2002
                                                        ------------   ------------
Related party notes payable and due on demand
  accruing interest at a rate of 10% per annum           $  21,640      $  21,640
                                                          --------       --------
     Totals                                              $  21,640      $  21,640
     Less Current Maturities                               (21,640)       (21,640)
                                                          --------       --------
     Total Long-Term Notes Payable                       $    -         $    -
                                                          ========       ========

Following are maturities of long-term debt for each of the next five years:
                                 Year       Amount
                              ----------   --------
                                 2004      $ 21,640
                                 2005          -
                                 2006          -
                                 2007          -
                                 2008          -
                              Thereafter       -
                                            -------
                                Total      $ 21,640
                                            =======

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2003

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