Form 10QSB
period 2004-03-31
CYGNI INVESTMENTS INC
filed 2004-05-17
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2004, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                     March         December
                                                    31, 2004       31, 2003
                                                   -----------    -----------
                                                   (Unaudited)

                                  Assets
Current Assets

  Total Current Assets                             $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    16,437    $    12,702
  Interest Payable                                       7,360          6,819
  Note Payable - Related Party                          22,115         21,640
                                                    ----------     ----------
     Total Current Liabilities                          45,912         41,161

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding               1,000          1,000
  Additional Paid in Capital                             9,000          9,000
  Accumulated Deficit During Development Stage         (55,912)       (51,161)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (45,912)       (41,161)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                    For the Period
                                                                       November
                                                                       17, 1999
                                      For the Three Months Ended      (Inception)
                                         March           March          to March
                                       31, 2004        31, 2003        31, 2004
                                      -----------     -----------     -----------
Revenue                               $      -        $      -        $      -
                                       ----------      ----------      ----------
Expenses

  General & Administrative                  4,210            -             48,424
                                       ----------      ----------      ----------
     Total Expenses                         4,210            -             48,424
                                       ----------      ----------      ----------
     Income (Loss)
     from Operations                       (4,210)           -            (48,424)

Other Income (Expenses)

  Interest Expense                           (541)           (541)         (7,488)
                                       ----------      ----------      ----------
     Total Other Income (Expenses)           (541)           (541)         (7,488)
                                       ----------      ----------      ----------
     Income (Loss) Before Taxes            (4,751)           (541)        (55,912)

     Taxes                                   -               -               -
                                       ----------      ----------      ----------
     Net Income (Loss)                $    (4,751)    $      (541)    $   (55,912)
                                       ==========      ==========      ==========

     Loss Per
     Common Share                     $     (0.00)    $     (0.00)

     Weighted Average
     Outstanding Shares                 1,000,000       1,000,000

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                    For the Period
                                                                      November
                                                                      17, 1999
                                        For the Three Months Ended   (Inception)
                                          March          March        to March
                                         31, 2004       31, 2003       31, 2004
                                        ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                     $   (4,751)    $     (541)    $  (55,912)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                 -              -             2,285
    Increase in Accounts Payable             4,210           -            38,552
    Increase in Interest Payable               541            541          7,360
                                         ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                    -              -            (7,715)

Cash Flows from Investing Activities          -              -              -
                                         ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash           -              -             7,715
                                         ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                    -              -              -
                                         ---------      ---------      ---------
      Increase (Decrease) in Cash             -              -              -

      Cash, Beginning of Period               -              -              -
                                         ---------      ---------      ---------
      Cash, End of Period               $     -        $     -        $     -
                                         =========      =========      =========

Supplemental Cash Flow Information

  Interest                              $     -        $     -        $     -
  Income Taxes                                -              -              -

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2004

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2004

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at March 31, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $55,912 at March 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2004, the accrued interest associated with the various notes was $7,360.

                                                         March 31,  December 31,
The Company has the following note payable obligations:    2004        2003
                                                         ---------   ---------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum           $  22,115   $  21,640
                                                          --------    --------
     Totals                                              $  22,115   $  21,640
     Less Current Maturities                               (22,115)    (21,640)
                                                          --------    --------
     Total Long-Term Notes Payable                       $    -      $    -
                                                          ========    ========

Following are maturities of long-term debt for each of the next five years:

                                                           Year       Amount
                                                         --------    --------
                                                           2004      $ 22,115
                                                           2005          -
                                                           2006          -
                                                           2007          -
                                                        Thereafter       -
                                                                      -------
                                                           Total     $ 22,115
                                                                      =======

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2004

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

Off-Balance Sheet Arrangements

     Management does not believe the company has any off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors.

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     With the participation of management the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 Rule 13a-14(a) Certification by Principal Executive Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: A report on Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting that although the Company had not changed the firm that performs its audits, because of a merger of operations the name of the firm changed from Bierwolf, Nilson & Associates to Chisholm, Bierwolf & Nilson, LLC.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Cygni Investments, Inc.

Date:  May 17, 2004                By: /s/ Carl Suter
                                   Carl Suter, President and Treasurer
                                   (Principal Executive Officer and
                                   Principal Financial and Accounting
                                   Officer)