Form 10QSB
period 2004-06-30
CYGNI INVESTMENTS INC
filed 2004-08-16
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 9, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2004, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                      June          December
                                                    30, 2004        31, 2003
                                                   -----------    ------------
                                                   (Unaudited)

                                  Assets

Current Assets                                     $      -       $      -
                                                    ----------     ----------
     Total Assets                                  $      -       $      -
                                                    ==========     ==========


                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    16,067    $     12,702
  Interest Payable                                       7,974           6,819
  Note Payable - Related Party                          23,635          21,640
                                                    ----------     -----------
     Total Current Liabilities                          47,676          41,161

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding               1,000           1,000
  Additional Paid in Capital                             9,000           9,000
  Accumulated Deficit During Development Stage         (57,676)        (51,161)
                                                    ----------     -----------
     Total Stockholders' Equity (Deficit)              (47,676)        (41,161)
                                                    ----------     -----------
     Total Liabilities and Stockholders' Equity    $      -       $       -
                                                    ==========     ===========


              See accompanying notes to financial statements

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                        For the Period
                                                                                           November
                                                                                           17, 1999
                                  For the Three Months Ended  For the Six Months Ended    (Inception)
                                     June 30,    June 30,       June 30,    June 30,      to June 30,
                                       2004        2003           2004        2003           2004
                                    ----------  ----------     ----------  ----------     ----------
Revenue                             $     -     $     -        $     -     $     -        $     -

Expenses

  General & Administrative               1,150       4,250          5,360       4,250         49,574
                                     ---------   ---------      ---------   ---------      ---------
     Total Expenses                      1,150       4,250          5,360       4,250         49,574
                                     ---------   ---------      ---------   ---------      ---------
     Income (Loss) from Operations      (1,150)     (4,250)        (5,360)     (4,250)       (49,574)

Other Income (Expenses)

  Interest Expense                        (614)       (664)        (1,155)     (1,205)        (8,102)
                                     ---------   ---------      ---------   ---------      ---------
     Total Other Income (Expenses)        (614)       (664)        (1,155)     (1,205)        (8,102)
                                     ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)
     Before Taxes                       (1,764)     (4,914)        (6,515)     (5,455)       (57,676)

     Taxes                                -           -              -           -              -
                                     ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)              $   (1,764) $   (4,914)    $   (6,515) $   (5,455)    $  (57,676)
                                     =========   =========      =========   =========      =========


     Loss per Common Share          $     -     $     (.01)    $     (.01) $     (.01)    $     (.06)

     Weighted Average
     Outstanding Shares              1,000,000   1,000,000      1,000,000   1,000,000      1,000,000

               See accompanying notes to financial statements

                        Cygni Investments, Inc.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)
                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                        For the Six Months Ended    (Inception)
                                           June          June        to June
                                         30, 2004      30, 2003      30, 2004
                                        ----------    ----------    ----------
Cash Flows from Operating Activities

  Net Income (Loss)                     $   (6,515)   $   (5,455)   $  (57,676)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Stock Issued for Services                 -             -            2,285
    Increase in Accounts Payable             3,365         4,376        16,067
    Increase in Interest Payable             1,155         1,079         7,974
                                         ---------     ---------     ---------
      Net Cash Provided (Used) by
      Operating Activities                  (1,995)         -          (31,350)

Cash Flows from Investing Activities          -             -             -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash           -             -            7,715
  Issuance of Note Payable for Cash          1,995          -           23,635
                                         ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                   1,995          -           31,350
                                         ---------     ---------     ---------
      Increase (Decrease) in Cash             -             -             -

      Cash, Beginning of Period               -             -             -
                                         ---------     ---------     ---------
      Cash, End of Period               $     -       $     -       $     -
                                         =========     =========     =========


Supplemental Cash Flow Information

  Interest                              $     -       $     -       $     -
  Income Taxes                                -             -             -

            See accompanying notes to financial statements

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2004

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share: The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2004

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $57,676 at June 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes; three to a company that is a shareholder of the company and four to a company whose President is a shareholder of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At June 30, 2004, the accrued interest associated with the various notes was $7,974.

                                                           June 30,    December 31,
The Company has the following note payable obligations:      2004         2003
                                                         ------------  ------------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum            $   23,635    $   21,640
                                                           ---------     ---------
     Totals                                               $   23,635    $   21,640
     Less Current Maturities                                 (23,635)      (21,640)
                                                           ---------     ---------
     Total Long-Term Notes Payable                        $     -       $     -
                                                           =========     =========

Following are maturities of long-term debt for each of the next five years:

                                              Year       Amount
                                            --------    --------
                                              2004      $ 23,635
                                              2005          -
                                              2006          -
                                              2007          -
                                           Thereafter       -
                                                         -------
                                              Total     $ 23,635
                                                         =======

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2004

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

     Management estimates that the cash requirements for the year ending December 31, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available or that if it is made available, it could be obtained on terms favorable to the Company.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     Carl Suter, the Company's chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the he has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     During the last quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II
                             OTHER INFORMATION

                      ITEM 2.  CHANGES IN SECURITIES

     Since 2003 the Company has periodically borrowed funds to pay operating costs from

Cygni Capital, LLC, an entity whose President, Eric C. Bronk, is a shareholder of the Company. The Company has issued promissory notes dated as follows: December 31, 2003, for $1,220; March 31, 2004, for $475; and June 30, 2004, for $300. All of the notes bear interest at 10% per annum and are due and payable upon demand. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof, as transactions by an issuer not involving any public offering. Cygni Capital represented that it was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance of the notes. No general solicitations were used in connection with the transactions. No underwriting discounts or commissions were paid in connection with such issuances.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.6 Promissory Note dated December 31, 2003
          10.7 Promissory Note dated March 31, 2004
          10.8 Promissory Note dated June 30, 2004
          31.1 Rule 13a-14(a) Certification by Principal Executive
               Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial
               Officer
          32   Section 1350 Certification of Principal Executive
               Officer and Principal Financial Officer

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Cygni Investments, Inc.

Date:  August 16, 2004                  By: /s/ Carl Suter
                                        Carl Suter, President and
                                        Treasurer (Principal Executive
                                        Officer and Principal Financial
                                        and Accounting Officer)