Form 10QSB
period 2004-09-30
CYGNI INVESTMENTS INC
filed 2004-11-15
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 10, 2004, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2004, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                   September     December
                                                   30, 2004      31, 2003
                                                  -----------   ----------
                                                  (Unaudited)

                                  Assets

Current Assets

     Total Current Assets                          $     -      $     -
                                                    =========    =========


                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $   16,917   $   12,702
  Loans Payable - Related Party                         3,758         -
  Interest Payable                                      8,441        6,819
  Note Payable - Related Party                         21,640       21,640
                                                    ---------    ---------
     Total Current Liabilities                         50,756       41,161

Stockholders' Equity

  Common Stock 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding             1,000        1,000
  Additional Paid in Capital                            9,000        9,000
  Accumulated Deficit during Development Stage        (60,756)     (51,161)
                                                    ---------    ---------
     Total Stockholders' Equity (Deficit)             (50,756)     (41,161)
                                                    ---------    ---------
     Total Liabilities and Stockholders' Equity    $     -      $     -
                                                    =========    =========

              See accompanying ntoes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                                For the Period
                                                                                                   November
                                                                                                   17, 1999
                                     For the Three Months Ended     For the Nine Months Ended   (Inception) to
                                     September 30,  September 30,  September 30,  September 30,  September 30,
                                         2004           2003           2004           2003           2004
                                     ------------   ------------   ------------   ------------   ------------
Revenue                               $      -       $      -       $      -       $      -       $      -
                                       ----------     ----------     ----------     ----------     ----------
Expenses

  General & Administrative                  2,613          2,083          7,973          6,333         52,187
                                       ----------     ----------     ----------     ----------     ----------
     Total Expenses                         2,613          2,083          7,973          6,333         52,187
                                       ----------     ----------     ----------     ----------     ----------
     Income (Loss) from Operations         (2,613)        (2,083)        (7,973)        (6,333)       (52,187)

Other Income (Expenses)

  Interest Expense                           (467)          (541)        (1,622)        (1,746)        (8,569)
                                       ----------     ----------     ----------     ----------     ----------
     Total Other Income (Expenses)           (467)          (541)        (1,622)        (1,746)        (8,569)
                                       ----------     ----------     ----------     ----------     ----------
     Net Income (Loss) Before Taxes        (3,080)        (2,624)        (9,595)        (8,079)       (60,756)

     Taxes                                   -              -              -              -              -
                                       ----------     ----------     ----------     ----------     ----------
     Net Income (Loss)                $    (3,080)   $    (2,624)   $    (9,595)   $    (8,079)   $    (60,756)
                                       ==========     ==========     ==========     ==========     ==========


     Loss per Common Share            $      -       $      -       $     (0.01)   $     (0.01)   $     (0.06)

     Weighted Average
     Outstanding Shares                 1,000,000      1,000,000      1,000,000      1,000,000      1,000,000

              See accompanying ntoes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                     For the Period
                                                                        November
                                                                        17, 1999
                                          For the Nine Months Ended    (Inception)
                                           September      September    to September
                                           30, 2004       30, 2003      30, 2004
                                         ------------   ------------   ------------
Cash Flows from Operating Activities
  Net Income (Loss)                        $   (9,595)    $   (8,079)    $  (60,756)
   Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                    -              -             2,285
    Increase in Accounts Payable                4,215          6,458         16,917
    Increase in Interest Payable                1,622          1,621          8,441
                                            ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                     (3,758)          -           (31,350)

Cash Flows from Investing Activities             -              -              -
                                            ---------      ---------      ---------

Cash Flows from Financing Activities
  Proceeds from Related Party Loans             3,758           -             3,758
  Issuance of Common Stock for Cash              -              -             7,715
  Issuance of Note Payable for Cash              -              -            21,640
                                            ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                      3,758           -            33,113
                                            ---------      ---------      ---------
      Increase (Decrease) in Cash                -              -              -

      Cash, Beginning of Period                  -              -              -
                                            ---------      ---------      ---------
      Cash, End of Period                  $     -        $     -        $     -
                                            =========      =========      =========

Supplemental Cash Flow Information

  Interest                                 $     -        $     -        $     -
  Income Taxes                                   -              -              -

              See accompanying ntoes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $60,756 at September 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At September 30, 2004, the accrued interest associated with the various notes was $8,441.

                                                        September 30,  December 31,
The Company has the following note payable obligations:     2004          2003
                                                        ------------   -----------
                                                        (Unaudited)
Related party notes payable due on demand
 accruing interest at a rate of 10% per annum             $  21,640     $  21,640
                                                           --------      --------
          Totals                                          $  21,640     $  21,640
          Less Current Maturities                           (21,640)      (21,640)
                                                           --------      --------
          Total Long-Term Notes Payable                   $    -        $    -
                                                           ========      ========

Following are maturities of long-term debt for each of the next five years:

                                             Year       Amount
                                          ----------   --------
                                             2004      $ 21,640
                                             2005          -
                                             2006          -
                                             2007          -
                                          Thereafter       -
                                                        -------
                                             Total     $ 21,640
                                                        =======

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 5 - LOANS PAYABLE RELATED PARTY

At various times during the period ended September 30, 2004, a corporation whose shareholder is an officer of the Company has loaned funds for general operating expenses. In the event that these funds are not repaid at year end, the Company will issue a promissory note with an interest rate of 10% to be payable on demand. At September 30, 2004, the loans totaled $3,758.

NOTE 6 - GOING CONCERN

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

NOTE 7 - Unaudited Information

The financial statements for the nine months ended September 30, 2004 was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 2004, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

Changes in internal controls

     During the last quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Cygni Investments, Inc.

Date:  November 15, 2004                By: /s/ Carl Suter
                                        Carl Suter, President and
                                        Treasurer (Principal Executive
                                        Officer and Principal Financial
                                        and Accounting Officer)