Form 10KSB
period 2004-12-31
CYGNI INVESTMENTS INC
filed 2005-03-31
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (801,000 shares) as of March 23, 2005, was $801, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 23, 2005, there were 500,001 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                             TABLE OF CONTENTS

PART I                                                                     4

 ITEM 1.  DESCRIPTION OF BUSINESS                                          4
 ITEM 2.  DESCRIPTION OF PROPERTY                                          7
 ITEM 3.  LEGAL PROCEEDINGS                                                7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS            7

PART II                                                                    7

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         7
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        8
 ITEM 7.  FINANCIAL STATEMENTS                                            10
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                          10
 ITEM 8A. CONTROLS AND PROCEDURES                                         10
 ITEM 8B. OTHER INFORMATION                                               11

PART III                                                                  11

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT               11
 ITEM 10. EXECUTIVE COMPENSATION                                          12
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                 13
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  14
 ITEM 13. EXHIBITS                                                        15
 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          16

SIGNATURES                                                                17

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

     The Company's Board of Directors, which consists of a single individual, Carl T. Suter, shall make the initial determination whether to complete any such venture; it is unlikely the Board of Directors will submit final approval of any proposed transaction to the shareholders, unless required by state corporate law. In connection with such approval by the shareholders, the Company would provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

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

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

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

     At March 23, 2005, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2004, no securities were sold by the Company.

     There were no purchases made during the fourth quarter ended December 31, 2004, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's common stock.

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

     Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, a shareholder of the Company, is a director, loaned $15,330 to the Company at its inception for operating expenses. Rigel has loaned an additional $2,924 to the Company for operating expenses.

     Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member and president, has loaned a total of $9,374 to the Company for operating expenses.

     Procyon Corporation, a corporation of which Jason Daggett, a shareholder, is the president, has loaned $4,283 to the Company for operating expenses.

     Each of these loans is evidenced by one or more promissory notes which are due and payable upon demand and have interest rates of 10%. The accumulated interest to December 31,

2004, is $9,591. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the note. See "Item 12. Certain
Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2005, will be approximately $10,000, if no change in operations occurs during the year. These funds will be used to prepare and file the periodic reports required under the Exchange Act. Management anticipates that the needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There is no agreement with any of the related parties already loaning money to the Company and no assurance that all or a portion of these funds will be loaned to the Company. If these companies are unwilling or unable to loan such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

Subsequent Event

     On March 21, 2005, a reverse split of the outstanding shares of Common Stock of the Company at the rate of one for two (1:2) became effective. As a result of the reverse stock spilt, there are currently 500,001 shares outstanding. The respective relative voting rights and other rights that accompany the common stock were not altered by the reverse stock split, and the common stock continues to have a par value of $0.001 per share. The number of authorized shares of common stock remains at 100,000,000.

                       ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting the merger of our auditor Bierwolf, Nilson & Associates into Chisholm, Bierwolf & Nilson, LLC. Bierwolf, Nilson & Associates had audited our financials statements for the two fiscal years ended December 31, 2002 and 2001. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of change.

                     ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

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

                        ITEM 8B.  OTHER INFORMATION

     No information is reportable pursuant to this item.

                                 PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 23, 2005, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

          Name           Age  Position(s)                   Director Since

          Carl Suter     70   Director, President &         November 1999
                              Treasurer
          Lynn Carlson   50   Vice-President & Secretary    --

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

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2004, 2003 and 2002.

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

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                      AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of March 23, 2005, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership (1)            Percent of Class

Carl T. Suter                 39,750                   7.95%
4070 Cassia Lane
Yorba Linda, CA 92886

Lynn Carlson                  -0-                      -0-
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Executive Officers and        39,750                   7.95%
Directors as a Group
(2 Persons)

Eric Bronk                    59,750(2)                11.95%
3857 Birch St., #606
Newport Beach, CA 92660

Baldwin Investments Ltd.      49,750                   9.95%
99-101 Regent St.
First Floor
London W1R 7HB UK

Fleming Securities            49,750                   9.95%
Suites 1601-1603
Hollywood Rd.
Hong Kong

Starling Securities Ltd.      49,750                   9.95%
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

     At December 31, 2004, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 4, 2000, Rigel Funds Management, Ltd., a corporation of which Mr. Bronk, a shareholder of the Company, is a director, loaned $15,330 to the Company. The promissory note bears 10% interest per annum and was originally due on or before February 4, 2001. The note has been extended to be due and payable upon demand. Rigel has loaned additional funds to the Company in the amount of $2,305 on June 14, 2002, and in the amount of $619 on June 1, 2003. Both additional promissory notes bear 10% interest and are due and payable upon demand.

     On December 31, 2002, the Company issued a promissory note in the amount of $3,504 to Cygni Capital, LLC, a limited liability company of which Eric Bronk, a shareholder of the Company, is the managing member and president, for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand. Cygni has continued to forward additional operating funds to the Company for which the following promissory notes have been issued: $1,220 on December 31, 2003; $475 on March 31, 2004; $300 on June 30, 2004; and
$3,526 on December 31, 2004. All of the notes bear 10% interest and are due and payable upon demand

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

Other Public Shell Activities

     Mr. Bronk, one of our founders, is involved as a director or executive officer, or shareholder, of other companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in these other companies:

  * Alnilam Corporation. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000. He beneficially owns 59,750 shares, or approximately 11.95%, of the outstanding stock of this entity.
     Alnilam has no current business operations and is seeking a business opportunity to commence operations.
  * Mezzanine Investment Corporation. Mr. Bronk was a founder of this entity which was incorporated on August 19, 1999. He is the president and sole director of Mezzanine and beneficially owns 14,500 shares, or approximately 12.08%, of the outstanding stock of this entity. Mezzanine has no current business operations and is seeking a business opportunity to commence operations.

     The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining to which of these entities to present the opportunity.

                            ITEM 13.  EXHIBITS

     The following exhibits are included as part of this report:

Exhibit
No.     Description of Exhibit                                         Location

3.1     Articles of Incorporation filed November 17, 1999                 (1)
3.2     Current Bylaws                                                    (1)
4.1     Form of Common Stock Certificate                                  (1)
10.1    Promissory Note dated February 4, 2002 to Rigel Funds
        Management, Ltd.                                                  (2)
10.2    Promissory Note dated November 15, 2001 to Cygni Capital LLC      (2)
10.3    Promissory Note dated June 14, 2002 to Rigel Funds
        Management,Ltd.                                                   (3)
10.4    Promissory Note dated December 31, 2002 to Cygni Capital LLC      (3)
10.5    Promissory Note dated December 31, 2003 to Procyon Corporation    (5)
10.6    Promissory Note dated December 31, 2003 to Cygni Capital LLC      (6)
10.7    Promissory Note dated March 31, 2004 to Cygni Capital LLC         (6)
10.8    Promissory Note dated June 30, 2004 to Cygni Capital LLC          (6)
10.9    Promissory Note dated December 31, 2004 to Cygni Capital LLC   Attached
16.1    Letter from Bierwolf, Nilson & Associates                         (4)
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

32       Certification of the Principal Executive and Financial
         Officer pursuant to Section 1350                              Attached

     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 26, 2000, File No. 000-31165.
     (2) Incorporated by reference from the Company's annual report on Form 10 KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 000-31165.
     (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 000-31165.
     (4) Incorporated by reference from the Company's current report on Form 8-K dated February 10, 2004, filed with the Securities and Exchange Commission on February 24, 2004, File No. 000-31165.
     (5) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 31, 2004, File No. 000-31165.
     (6) Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 000-31165.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $5,458 and $5,300, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $-0-and $500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this
Item 14, for the fiscal years ended December 31, 2004 and 2003.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2004, were approved by the Board of Directors.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cygni Investments, Inc.


Date:  March 30, 2005                   /s/ Carl Suter
                                        By:  Carl Suter, President and Treasurer
                                             (Chief Executive, Chief Financial
                                             & Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2005                   /s/ Carl Suter
                                        Carl Suter, Sole Director

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                           Financial Statements
                             December 31, 2004
                                    and
                             December 31, 2003

                       INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Cygni Investments, Inc.

We have audited the accompanying balance sheets of Cygni Investments, Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended, and the period November 17, 1999 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni Investments, Inc. at December 31, 2004 and 2003, and the results of its operations and cash flows for the periods then ended and the period November 17, 1999 to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson,LLC
Bountiful, Utah
March 2, 2005

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                  December     December
                                                  31, 2004     31, 2003
                                                 ----------   ----------
                                  Assets
Current Assets

  Cash                                           $     -      $     -
                                                  ---------    ---------
     Total Current Assets                        $     -      $     -
                                                  =========    =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                               $   20,811   $   12,702
  Interest Payable                                    9,591        6,819
  Note Payable - Related Party                       31,563       21,640
                                                  ---------    ---------
     Total Current Liabilities                       61,965       41,161

Stockholders' Equity

  Common Stock 100,000,000 Shares Authorized
   at $.001 Par Value; 500,001 Shares Issued &
   Outstanding, Retroactively Restated                  500          500
  Additional Paid in Capital                          9,500        9,500
  Accumulated Deficit During Development Stage      (71,965)     (51,161)
                                                  ---------    ---------
     Total Stockholders' Equity (Deficit)           (61,965)     (41,161)
                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity  $     -      $     -
                                                  =========    =========

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations

                                                                        From
                                                                     (Inception)
                                                                      November
                                                                     17, 1999 to
                                            December,    December     December
                                            31, 2004     31, 2003     31, 2004
                                           ----------   ----------   ----------
Revenue                                    $     -      $     -      $     -
                                            ---------    ---------    ---------
Expenses

  General & Administrative                     17,913        9,016       62,127
                                            ---------    ---------    ---------
     Total Expenses                            17,913        9,016       62,127
                                            ---------    ---------    ---------
     Income (Loss) From Operations            (17,913)      (9,016)     (62,127)

Other Income (Expenses)

  Interest Expense                             (2,891)      (2,292)      (9,838)
                                            ---------    ---------    ---------
     Total Other Income (Expenses)             (2,891)      (2,292)      (9,838)
                                            ---------    ---------    ---------
     Income (Loss) Before Taxes               (20,804)     (11,308)     (71,965)

     Taxes                                       -            -            -
                                            ---------    ---------    ---------
     Net (Loss)                            $  (20,804)  $  (11,308)  $  (71,965)
                                            =========    =========    =========

     Loss Per Common Share                 $    (.04)   $    (.02)

     Weighted Average Outstanding Shares      500,001      500,001

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From November 17, 1999 (Inception) through December 31, 2004

                                                                      Accumulated
                                                                       Deficit
                                                         Additional   During the
                                    Common Stock          Paid In     Development
                                 Shares       Amount      Capital       Stage
                               ----------   ----------   ----------   ----------
Balance, November 17, 1999           -      $     -      $     -      $     -

Net Loss for the Period Ended
  December 31, 1999                  -            -            -            -
                                ---------    ---------    ---------    ---------
Balance, December 31, 1999           -            -            -            -

Shares Issued for Cash
  at $.01 per Share               385,750          386        7,329         -

Shares Issued for Services
  at $.01 Per Share               114,250          114        2,171         -

Rounding Adjustment                     1         -            -            -

Net Loss for the Year Ended
  December 31, 2000                  -            -            -         (18,996)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2000        500,001          500        9,500      (18,996)

Net Loss for the Year Ended
  December 31, 2001                  -            -            -          (9,400)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2001        500,001          500        9,500      (28,396)

Net Loss for the Year Ended
  December 31, 2002                  -            -            -         (11,457)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2002        500,001          500        9,500      (39,853)

Net Loss for the Year Ended
  December 31, 2003                  -            -            -         (11,308)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2003        500,001          500        9,500      (51,161)

Net Loss for the Year Ended
  December 31, 2004                  -            -            -         (20,804)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2004        500,001   $      500   $    9,500   $  (71,965)
                                =========    =========    =========    =========

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                          From
                                                                      (Inception) to
                                               December     December     December
                                               31, 2004     31, 2003     31, 2004
                                              ----------   ----------   ----------
Cash Flows from Operating Activities

 Net Loss                                     $  (20,804)  $  (11,308)  $  (71,965)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Stock Issued for Services                       -            -           2,285
    Increase (Decrease) in Accounts Payable        8,109        9,143       24,337
    Increase (Decrease) in Interest Payable        2,772        2,165        9,591
                                               ---------    ---------    ---------
     Net Cash Provided by
     Operating Activities                         (9,923)        -         (35,752)

Cash Flows from Investing Activities                -            -            -
                                               ---------    ---------    ---------
     Net Cash Provided by
     Investing Activities                           -            -            -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                 -            -           7,715
  Proceeds from Notes Payable                      9,923         -          28,037
                                               ---------    ---------    ---------
     Net Cash Provided by
     Financing Activities                          9,923         -          35,752
                                               ---------    ---------    ---------
     Net Increase (Decrease) In Cash                -            -            -

     Cash, Beginning of Period                      -            -            -
                                               ---------    ---------    ---------
     Cash, End of Period                      $     -      $     -      $     -
                                               =========    =========    =========

Supplemental Cash Flow Information

  Interest                                    $     -      $     -      $     -
  Income Taxes                                      -            -            -

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2004

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 3 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $71,965 at December 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2004, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                         December 31,
                                        2004      2003
                                      --------  --------
     Deferred tax asset:
     Deferred noncurrent tax asset    $  7,073  $  3,845
     Valuation allowance                (7,073)   (3,845)
                                       -------   -------
       Total                              -         -
                                       =======   =======

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2004, the accrued interest associated with the various notes was $9,591.

                                                        December 31,  December 31,
The Company has the following note payable obligations:    2004          2003
                                                        ------------  ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum           $   31,563    $   21,640
                                                          ---------     ---------
     Totals                                              $   31,563    $   21,640
     Less Current Maturities                                (31,563)      (21,640)
                                                          ---------     ---------
     Total Long-Term Notes Payable                       $     -       $     -
                                                          =========     =========

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 4 - NOTE PAYABLE RELATED PARTY (continued)

Following are maturities of long-term debt for each of the next five years:
                                                Year      Amount
                                             ----------  --------
                                                2005     $ 31,563
                                                2006         -
                                                2007         -
                                                2008         -
                                                2009         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
                                                          =======

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

NOTE 6 - SUBSEQUENT EVENT

Effective March 20, 2005, the Board of Directors has approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. Each share of common stock issued and outstanding immediately prior to the effective date will be reclassified as and changed into one-half of one share of common stock.

These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

The common stock issued pursuant to the Reverse Stock Split will be fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock will not be altered by the Reverse Stock Split, and the common stock will continue to have a par value of $0.001 per share. Consummation of the Reverse Stock Split will not alter the number of our authorized shares of common stock, which will remain at 100,000,000.