Form 10QSB
period 2005-03-31
CYGNI INVESTMENTS INC
filed 2005-05-16
CIK 1117046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2005, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2005, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                     March         December
                                                    31, 2005       31, 2004
                                                   -----------    -----------
                                                   (Unaudited)

                                  Assets


  Total Current Assets                             $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    26,461    $    24,337
  Interest Payable                                      10,378          9,591
  Note Payable - Related Party                          28,037         28,037
                                                    ----------     ----------
     Total Current Liabilities                          64,876         61,965

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding                   500            500
  Additional Paid in Capital                             9,500          9,500
  Accumulated Deficit During Development Stage         (74,876)       (71,965)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (64,876)       (61,965)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                    For the Three Months Ended      (Inception)
                                       March           March         to March
                                     31, 2005        31, 2004        31, 2005
                                    -----------     -----------     -----------
Revenue                             $      -        $      -        $      -
                                     ----------      ----------      ----------
Expenses

  General & Administrative                2,124           4,210          64,251
                                     ----------      ----------      ----------
     Total Expenses                       2,124           4,210          64,251
                                     ----------      ----------      ----------
     Income (Loss)
     from Operations                     (2,124)          4,210         (64,251)

Other Income (Expenses)

  Interest Expense                         (787)           (541)        (10,625)
                                     ----------      ----------      ----------
     Total Other Income (Expenses)         (787)           (541)        (10,625)
                                     ----------      ----------      ----------
     Income (Loss) Before Taxes          (2,911)         (4,751)        (74,876)

     Taxes                                 -               -               -
                                     ----------      ----------      ----------
     Net Income (Loss)              $    (2,911)    $    (4,751)    $   (74,876)
                                     ==========      ==========      ==========

     Loss Per
     Common Share                   $     (0.01)    $     (0.01)

     Weighted Average
     Outstanding Shares                 500,001         500,001

  The accompanying notes are an integral part of these financial statements.
                                     4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                  For the Period
                                                                      November
                                       For the Three Months Ended     17, 1999
                                         March          March       (Inception)
                                        31, 2005       31, 2004       31, 2004
                                       ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                    $   (2,911)    $   (4,751)    $  (74,876)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                -              -             2,285
    Increase in Accounts Payable             -             4,210         24,337
    Increase in Interest Payable            2,911            541         12,502
                                        ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                   -              -           (35,752)

Cash Flows from Investing Activities         -              -              -
                                        ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash          -              -             7,715
  Issuance of Note Payable for Cash          -              -            28,037
                                        ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                   -              -            35,752
                                        ---------      ---------      ---------
      Increase (Decrease) in Cash            -              -              -

      Cash, Beginning of Period              -              -              -
                                        ---------      ---------      ---------
      Cash, End of Period              $     -        $     -        $     -
                                        =========      =========      =========

Supplemental Cash Flow Information

  Interest                              $     -        $     -        $     -
  Income Taxes                                -              -              -

  The accompanying notes are an integral part of these financial statements.
                                     5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2005

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2005

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $74,000 at March 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2005, the accrued interest associated with the various notes was $10,378.

                                                        March 31,   December 31,
The Company has the following note payable obligations:   2005          2004
                                                       -----------  ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum         $   28,037    $   31,563
                                                        ---------     ---------
     Totals                                            $   28,037    $   31,563
     Less Current Maturities                              (28,037)      (31,563)
                                                        ---------     ---------
     Total Long-Term Notes Payable                     $     -       $     -
                                                        =========     =========

Following are maturities of long-term debt for each of the next five years:
                                                Year      Amount
                                             ----------  --------
                                                2005     $ 28,037
                                                2006         -
                                                2007         -
                                                2008         -
                                                2009         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 28,037
                                                          =======

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2005

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

NOTE 6 - REVERSE STOCK SPLIT

On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The sharheolders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock.

These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

The common stock issued pursuant to the reverse stock split are fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock were not altered by the reverse stock split, and the common stock continues to have a par value of $0.001 per share. Consummation of the reverse stock split did not alter the number of our authorized shares of common stock, which remains at 100,000,000 shares.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                             PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but may submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $7,715 in cash and $2,285 in services as capital contributions for stock of the Company. Since inception the Company has borrowed funds from corporations related to the Company for operating expenses.

     Management estimates that the cash requirements for the year ending December 31, 2005, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available or that if it is made available, it could be obtained on terms favorable to the Company.

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

Changes in internal controls

     During the last quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II
                             OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held on February 8, 2005, to vote upon a proposal to reverse split the outstanding shares of common stock of the company at the rate of one share for each two shares outstanding. At the special meeting, shareholders owning 626,250 shares, or approximately 63% of the total outstanding shares on such date, approved the reverse split. No shares were voted against the proposal or were withheld from voting, and there were no abstentions or broker no-votes as to this proposal. The reverse stock split became effective on March 21, 2005.

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

                                        Cygni Investments, Inc.

Date:  May 16, 2005                     By: /s/ Carl Suter
                                            Carl Suter, President and
                                            Treasurer (Principal Executive
                                            Officer and Principal Financial
                                            and Accounting Officer)