Form 10QSB
period 2005-06-30
CYGNI INVESTMENTS INC
filed 2005-08-15
CIK 1117046

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                      Commission File Number: 000-31165

                           CYGNI INVESTMENTS, INC.
              (Exact name of Registrant as specified in charter)

NEVADA                                            88-0442584
State or other jurisdiction of                    I.R.S. Employer I.D. No.
incorporation or organization

3857 BIRCH STREET, #606, NEWPORT BEACH, CA             92660
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (949) 644 0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 9, 2005, there were 500,001 shares of the Registrant's Common Stock outstanding.

                                    PART I

                         ITEM 1.  FINANCIAL STATEMENT

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2005, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                      June          December
                                                    30, 2005        31, 2004
                                                   -----------    ------------
                                                   (Unaudited)

                                  Assets

Current Assets                                     $      -       $      -
                                                    ----------     ----------
     Total Assets                                  $      -       $      -
                                                    ==========     ==========


                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    30,937    $     20,811
  Interest Payable                                      11,167           9,591
  Note Payable - Related Party                          31,563          31,563
                                                    ----------     -----------
     Total Current Liabilities                          73,667          61,965

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding,
   retroactively restated                                  500             500
  Additional Paid in Capital                             9,500           9,500
  Accumulated Deficit During Development Stage         (83,667)        (71,965)
                                                    ----------     -----------
     Total Stockholders' Equity (Deficit)              (73,667)        (61,965)
                                                    ----------     -----------
     Total Liabilities and Stockholders' Equity    $      -       $       -
                                                    ==========     ===========


  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                        For the Period
                                                                                           November
                                                                                           17, 1999
                                  For the Three Months Ended  For the Six Months Ended    (Inception)
                                     June 30,    June 30,       June 30,    June 30,      to June 30,
                                       2005        2004           2005        2004           2005
                                    ----------  ----------     ----------  ----------     ----------
Revenue                             $     -     $     -        $     -     $     -        $     -

Expenses

  General & Administrative               8,002       1,150         10,125       5,360         72,253
                                     ---------   ---------      ---------   ---------      ---------
     Total Expenses                      8,002       1,150         10,125       5,360         72,253
                                     ---------   ---------      ---------   ---------      ---------
     Income (Loss) from Operations      (8,002)     (1,150)       (10,125)     (5,360)       (72,253)

Other Income (Expenses)

  Interest Expense                        (789)       (614)        (1,576)     (1,155)       (11,414)
                                     ---------   ---------      ---------   ---------      ---------
     Total Other Income (Expenses)        (789)       (614)        (1,576)     (1,155)       (11,414)
                                     ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)
     Before Taxes                       (8,791)     (1,764)       (11,701)     (6,515)       (83,667)

     Taxes                                -           -              -           -              -
                                     ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)              $   (8,791) $   (1,764)    $  (11,701) $   (6,515)    $  (83,667)
                                     =========   =========      =========   =========      =========


     Loss per Common Share          $     (.02) $     (.00)    $     (.02) $     (.01)

     Weighted Average
     Outstanding Shares                500,001     500,001        500,001     500,001

  The accompanying notes are an integral part of these financial statements.

                        Cygni Investments, Inc.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)
                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                        For the Six Months Ended    (Inception)
                                           June          June        to June
                                         30, 2005      30, 2004      30, 2005
                                        ----------    ----------    ----------
Cash Flows from Operating Activities

  Net Income (Loss)                     $  (11,702)   $   (6,515)   $  (83,667)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Stock Issued for Services                 -             -            2,285
    Increase in Accounts Payable            10,126         3,365        34,463
    Increase in Interest Payable             1,576         1,155        11,167
                                         ---------     ---------     ---------
      Net Cash Provided (Used) by
      Operating Activities                    -           (1,995)      (35,752)

Cash Flows from Investing Activities          -             -             -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash           -             -            7,715
  Issuance of Note Payable for Cash           -            1,995        28,037
                                         ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                    -            1,995        35,752
                                         ---------     ---------     ---------
      Increase (Decrease) in Cash             -             -             -

      Cash, Beginning of Period               -             -             -
                                         ---------     ---------     ---------
      Cash, End of Period               $     -       $     -       $     -
                                         =========     =========     =========


Supplemental Cash Flow Information

  Interest                              $     -       $     -       $     -
  Income Taxes                                -             -             -

  The accompanying notes are an integral part of these financial statements.

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2005

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

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2005

NOTE 3 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2005, and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $83,667 at June 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2005, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes; three to a company that is a shareholder of the company and four to a company whose President is a shareholder of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At June 30, 2005, the accrued interest associated with the various notes was $11,167.

                                                           June 30,    December 31,
The Company has the following note payable obligations:      2005         2004
                                                         ------------  ------------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum            $   28,037    $   31,563
                                                           ---------     ---------
     Totals                                               $   28,037    $   31,563
     Less Current Maturities                                 (28,037)      (31,563)
                                                           ---------     ---------
     Total Long-Term Notes Payable                        $     -       $     -
                                                           =========     =========

Following are maturities of long-term debt for each of the next five years:

                                              Year       Amount
                                            --------    --------
                                              2005      $ 28,037
                                              2006          -
                                              2007          -
                                              2008          -
                                           Thereafter       -
                                                         -------
                                              Total     $ 28,037
                                                         =======

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2005

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

NOTE 6 - COMMON STOCK

On February 7, 2005, the Board of Directors approved a resolution to effect a one-for-two reverse split of the Company's issued and outstanding shares of common stock. The shareholders approved the reverse stock split on February 8, 2005. The effective date was March 21, 2005. Each share of common stock issued and outstanding immediately prior to the effective date was reclassified as and changed into one-half of one share of common stock. These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

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

Changes in internal controls

     During the last quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Cygni Investments, Inc.

Date:  August 11, 2005                  By: /s/ Carl Suter
                                        Carl Suter, President and Treasurer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)