Form 10QSB
period 2005-09-30
CYGNI INVESTMENTS INC
filed 2005-11-14
CIK 1117046

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No  [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 14, 2005, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2005, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                            Financial Statements
                             September 30, 2005

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheets

                                                   September    December
                                                    30, 2005    31, 2004
                                                ------------- ------------
                                                  (Unaudited)

                                   Assets
Current Assets
--------------
   Total Current Assets                         $     -       $     -
                                                ------------- ------------

                    Liabilities and Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable                              $     31,729  $    20,811
  Interest Payable                                    11,954        9,591
  Note Payable - Related Party                        31,563       31,563
                                                ------------- ------------
   Total Current Liabilities                          75,246       61,965

Stockholders' Equity
--------------------
  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding,
   retroactively restated                                500          500
  Additional Paid in Capital                           9,500        9,500
  Accumulated Deficit during Development Stage       (85,246)     (71,965)
                                                ------------- ------------
   Total Stockholders' Equity (Deficit)              (75,246)     (61,965)
                                                ------------- ------------
   Total Liabilities and Stockholders' Equity   $          -  $         -
                                                ============= ============






 The accompanying notes are an integral part of these financial statements.
                                     4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                            For the Period
                                                                                November
                                For the                    For the              17, 1999
                          Three Months Ended         Nine Months Ended       (Inception)
                        September     September    September     September    to September
                        30, 2005      30, 2004     30, 2005      30, 2004       30, 2005
                      ------------  ------------ ------------  ------------   ------------
Revenue               $          -  $          -  $          - $          -  $          -
                      ------------  ------------ ------------  ------------   ------------
Expenses
--------
  General &
   Administrative             790         6,896        10,915       12,256        73,043
                      ------------  ------------ ------------  ------------   ------------
   Total Expenses             790         6,896        10,915       12,256         73,043
                      ------------  ------------ ------------  ------------   ------------
   Income (Loss)
   from Operations           (790)       (6,896)      (10,915)     (12,256)       (73,043)

Other Income
(Expenses)
------------
  Interest Expense           (789)         (911)      (2,365)       (2,066)       (12,203)
                      ------------  ------------ ------------  ------------   ------------
   Total Other
   Income
   (Expenses)                (789)         (911)      (2,365)       (2,066)       (12,203)
                      ------------  ------------ ------------  ------------   ------------
   Net Income
   (Loss)
   Before Taxes            (1,579)       (7,807)     (13,280)      (14,322)       (85,246)

   Taxes                        -             -            -             -              -
                      ------------  ------------ ------------  ------------   ------------
   Net Income
   (Loss)             $    (1,579)  $    (7,807) $   (13,280)  $   (14,322)   $   (85,246)
                      ============  ============ ============  ============   ============

   Loss per
   Common Share       $      (.00)  $      (.02) $      (.03)  $      (.03)
                      ============  ============ ============  ============
   Weighted
   Average
   Outstanding
   Shares                  500,001       500,001       500,001      500,001
                       ============  ============ ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                           November
                                                                           17, 1999
                                              For the Nine Months Ended   (Inception)
                                               September     September   to September
                                               30, 2005      30, 2004       30, 2005
                                             ------------ ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                          $   (13,280) $   (14,322)  $   (85,246)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   Stock Issued for Services                           -            -         2,285
   Increase in Accounts Payable                   10,915        4,215        35,251
   Increase in Interest Payable                    2,365        2,066        11,958
                                             ------------ ------------  ------------
      Net Cash Provided (Used) by
      Operating Activities                             -       (8,041)      (35,752)


Cash Flows from Investing Activities                   -            -             -
------------------------------------         ------------ ------------  ------------

Cash Flows from Financing Activities
------------------------------------

  Issuance of Common Stock for Cash                    -            -         7,715
  Issuance of Note Payable for Cash                    -        8,041        28,037
                                             ------------ ------------  ------------
     Net Cash Provided (Used) by
     Financing Activities                              -        8,041        35,752
                                             ------------ ------------  ------------
     Increase (Decrease) in Cash                       -            -             -

     Cash, Beginning of Period                         -            -             -
                                             ------------ ------------  ------------
     Cash, End of Period                     $         -  $         -   $         -
                                             ============ ============  ============

Supplemental Cash Flow Information
----------------------------------

  Interest                                   $         -  $         -   $         -
  Income Taxes                                         -            -             -


 The accompanying notes are an integral part of these financial statements.
                                     6

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2005

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Cash and Cash Equivalents:
--------------------------
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share:
--------------------------
The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates:
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2005

NOTE 3 -INCOME TAXES (continued)
--------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at September 30, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $85,246 at September 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY
-----------------------------------

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At September 30, 2005, the accrued interest associated with the various notes was $11,954.

                                                        September 30,   December 31,
The Company has the following note payable obligations:      2005           2004
                                                        -------------  -------------
                                                         (Unaudited)
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                   $     31,563   $     31,563
                                                        -------------  -------------
      Totals                                            $     31,563   $     31,563
      Less Current Maturities                                (31,563)       (31,563)
                                                        -------------  -------------
      Total Long-Term Notes Payable                     $          -   $          -
                                                        =============  =============

Following are maturities of long-term debt for each of the next five years:

                                                                 Year           Amount
                                                              ------------  -------------
                                                                  2005      $     31,563
                                                                  2006                 -
                                                                  2007                 -
                                                                  2008                 -
                                                                Thereafter             -
                                                                            -------------
                                                                     Total  $     31,563
                                                                            =============

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2005

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

NOTE 6   COMMON STOCK
---------------------

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

The common stock issued pursuant to the reverse stock split is fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock were not altered by the reverse stock split, and the common stock continues to have a par value of $0.001 per share. Consummation of the reverse stock split did not alter the number of our authorized shares of common stock, which remains at 100,000,000 shares.

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

Changes in internal controls

     During the last quarter ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                   Cygni Investments, Inc.


Date: November 14, 2005            By: /s/ Carl Suter
                                   -------------------------------------
                                   Carl Suter, President and Treasurer
                                   (Principal Executive Officer and
                                   Principal Financial and Accounting
                                   Officer)