Form 10KSB
period 2005-12-31
CYGNI INVESTMENTS INC
filed 2006-04-17
CIK 1117046

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (401,000 shares) as of March 23, 2006, was $801, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 23, 2006, there were 500,001 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                              TABLE OF CONTENTS

PART I
  ITEM 1.  DESCRIPTION OF BUSINESS                                         4
  ITEM 2.  DESCRIPTION OF PROPERTY                                         7
  ITEM 3.  LEGAL PROCEEDINGS                                               7
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           7

PART II
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        7
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8
  ITEM 7.  FINANCIAL STATEMENTS                                           10
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                  10
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES                                        10
  ITEM 8B. OTHER INFORMATION                                              11

PART III
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL           11
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION                                         12
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            13
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 14
  ITEM 13. EXHIBITS                                                       15
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         16
  SIGNATURES                                                              17

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

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

                                   PART II

                    ITEM 5.  MARKET FOR COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

     There is no established trading market for the Common Stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common Stock. Of the 500,001 outstanding common shares, all have been held for at least one year. The Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 24,750 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common Stock.

     At March 23, 2006, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2005, no securities were sold by the Company.

     There were no purchases made during the fourth quarter ended
December 31, 2005, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's common stock.

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

     Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member and president, has loaned a total of $9,025 to the Company for operating expenses.

     Procyon Corporation, a corporation of which Jason Daggett, a shareholder, is the president, has loaned $4,283 to the Company for operating expenses.

     Each of these loans is evidenced by one or more promissory notes which are due and payable upon demand and have interest rates of 10%. The accumulated interest to December 31,

2005, is $12,743. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the note. See "Item 12. Certain Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2006, will be approximately $10,000, if no change in operations occurs during the year. These funds will be used to prepare and file the periodic reports required under the Exchange Act. Management anticipates that the needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There is no agreement with any of the related parties already loaning money to the Company and no assurance that all or a portion of these funds will be loaned to the Company. If these companies are unwilling or unable to loan such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

     No information is reportable pursuant to this item.

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

                                   PART III

        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 23, 2006, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name           Age  Position(s)                   Director Since

     Carl Suter     71   Director, President &         November 1999
                         Treasurer
     Lynn Carlson   51   Vice-President & Secretary    --

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

                       ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2005, 2004 and 2003.

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

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of March 23, 2006, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

     At December 31, 2005, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

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

Other Public Shell Activities

     Mr. Bronk, one of our founders, is involved as a director or executive officer, or shareholder, of other companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in these other companies:

  * Alnilam Corporation. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000. He beneficially owns 59,750 shares, or approximately 11.95%, of the outstanding stock of this entity. Alnilam has no current business operations and is seeking a business opportunity to commence operations.
  * The Liquid Group, Inc. Mr. Bronk was a founder of this entity which was incorporated on August 19, 1999. He beneficially owns 14,500 shares, or approximately 12.08%, of the outstanding stock of this entity. The Liquid Group is a financial services consulting company.

     The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining to which of these entities to present the opportunity.

                              ITEM 13.  EXHIBITS

The following exhibits are included as part of this report:

                                                  Incorporated by Reference
                                              ----------------------------------
Exhibit Exhibit                               Filing                                Filed
Number  Description                           Form    File No.   Exhibit   Date     Herewith
------- -----------                           ------  --------   -------  ------    --------
3.1     Articles of Incorporation             10-SB   000-31165    3.1    July 26,
        filed November 17, 1999                                             2000
3.2     Current Bylaws                        10-SB   000-31165    3.2    July 26,
                                                                            2000
4.1     Form of Common Stock Certificate      10-SB   000-31165    4.1    July 26,
                                                                            2000
10.1    Promissory Note dated February 4,     10-KSB  000-31165   10.1    April 1,
        2002, to Rigel Funds Management, Ltd.                               2002
10.2    Promissory Note dated November 15,    10-KSB  000-31165   10.2    April 1,
        2001, to Cygni Capital LLC                                          2002
10.3    Promissory Note dated June 14,        10-KSB  000-31165   10.3    March 31,
        2002, to Rigel Funds Management                                     2003
10.4    Promissory Note dated December 31,    10-KSB  000-31165   10.4    March 31,
        2002, to Cygni Capital LLC                                          2003
10.5    Promissory Note dated December 31,    10-KSB  000-31165   10.5    March 31,
        2003, to Procyon Corporation                                        2004
10.6    Promissory Note dated December 31,    10-QSB  000-31165   10.6    August 16,
        2003, to Cygni Capital LLC                                          2004
10.7    Promissory Note dated March 31,       10-QSB  000-31165   10.7    August 16,
        2004, to Cygni Capital LLC                                          2004
10.8    Promissory Note dated June 30,        10-QSB  000-31165   10.8    August 16,
        2004, to Cygni Capital LLC                                          2004
10.9    Promissory Note dated December 31,    10-KSB  000-31165   10.9    March 31,
        2004, to Cygni Capital LLC                                          2005
31.1    Rule 13a-14(a) Certification by                                                X
        Principal Executive Officer
31.2    Rule 13a-14(a) Certification by                                                X
        Principal Financial Officer
32.1    Section 1350 Certification of                                                  X
        Principal Executive Officer and
        Principal Financial Officer

               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $6,187 and $5,458, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $342 and $338, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for other services for the fiscal years ended December 31, 2005 and 2004 were $565 and $325, respectively. These fees related to the preparation of accounting reports and schedules for the Company auditors.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2005, were approved by the Board of Directors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cygni Investments, Inc.

Date:  April 3, 2006                    /s/ Carl Suter
                                        By: Carl Suter, President and
                                        Treasurer (Chief Executive, Chief
                                        Financial & Principal Accounting
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 3, 2006                    /s/ Carl Suter
                                        Carl Suter, Sole Director

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                           Financial Statements
                             December 31, 2005
                                    and
                             December 31, 2004

Chisholm
  Bierwolf &
    Nilson, LLC
Certified Public Accountants                 533 West 2600 South, Suite 250
                                                      Bountiful, UT   84010
                                                      Phone: (801) 292-8756
                                                        Fax: (801) 292-8809

                       INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Cygni Investments, Inc.

We have audited the accompanying balance sheets of Cygni Investments, Inc.(a Nevada Corporation) (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the period November 17, 1999 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni Investments, Inc. at December 31, 2005 and 2004, and the results of its operations and cash flows for the periods then ended and the period November 17, 1999 (Inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Cygni Investments, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Cygni Investments, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson,LLC
Bountiful, Utah
March 20, 2006

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                  December
                                                  31, 2005
                                                 ----------
                                  Assets
Current Assets

  Cash                                           $     -
                                                  ---------
     Total Current Assets                        $     -
                                                  =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                               $   25,499
  Interest Payable                                   12,743
  Note Payable - Related Party                       31,563
                                                  ---------
     Total Current Liabilities                       69,805

Stockholders' Equity

  Common Stock 100,000,000 Shares Authorized
   at $.001 Par Value; 500,001 Shares Issued &
   Outstanding, Retroactively Restated                  500
  Additional Paid in Capital                          9,500
  Accumulated Deficit During Development Stage      (79,805)
                                                  ---------
     Total Stockholders' Equity (Deficit)           (69,805)
                                                  ---------
     Total Liabilities and Stockholders' Equity  $     -
                                                  =========

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations

                                                                        From
                                                                     (Inception)
                                                                      November
                                                                     17, 1999 to
                                            December,    December     December
                                            31, 2005     31, 2004     31, 2005
                                           ----------   ----------   ----------
Revenue                                    $     -      $     -      $     -
                                            ---------    ---------    ---------
Expenses

  General & Administrative                      4,686       17,913       66,813
                                            ---------    ---------    ---------
     Total Expenses                             4,686       17,913       66,813
                                            ---------    ---------    ---------
     Income (Loss) From Operations             (4,686)     (17,913)     (66,813)

Other Income (Expenses)

  Interest Expense                             (3,154)      (2,891)     (12,992)
                                            ---------    ---------    ---------
     Total Other Income (Expenses)             (3,154)      (2,891)     (12,992)
                                            ---------    ---------    ---------
     Income (Loss) Before Taxes                (7,840)     (20,804)     (79,805)

     Taxes                                       -            -            -
                                            ---------    ---------    ---------
     Net (Loss)                            $   (7,840)  $  (20,804)  $  (79,805)
                                            =========    =========    =========

     Loss Per Common Share                 $    (.02)   $    (.04)

     Weighted Average Outstanding Shares      500,001      500,001

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From November 17, 1999 (Inception) through December 31, 2005

                                                                      Accumulated
                                                                       Deficit
                                                         Additional   During the
                                    Common Stock          Paid In     Development
                                 Shares       Amount      Capital       Stage
                               ----------   ----------   ----------   ----------

Balance, November 17, 1999           -      $     -      $     -      $     -

Net Loss for the Period Ended
  December 31, 1999                  -            -            -            -
                                ---------    ---------    ---------    ---------
Balance, December 31, 1999           -            -            -            -

Shares Issued for Cash
  at $.01 per Share               385,750          386        7,329         -

Shares Issued for Services
  at $.01 Per Share               114,250          114        2,171         -

Rounding Adjustment                     1         -            -            -

Net Loss for the Year Ended
  December 31, 2000                  -            -            -         (18,996)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2000        500,001          500        9,500      (18,996)

Net Loss for the Year Ended
  December 31, 2001                  -            -            -          (9,400)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2001        500,001          500        9,500      (28,396)

Net Loss for the Year Ended
  December 31, 2002                  -            -            -         (11,457)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2002        500,001          500        9,500      (39,853)

Net Loss for the Year Ended
  December 31, 2003                  -            -            -         (11,308)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2003        500,001          500        9,500      (51,161)

Net Loss for the Year Ended
  December 31, 2004                  -            -            -         (20,804)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2004        500,001   $      500   $    9,500   $  (71,965)

Net Loss for the Year Ended
  December 31, 2005                  -            -            -          (7,840)
                                ---------    ---------    ---------    ---------
Balance, December 31, 2005        500,001   $      500   $    9,500   $  (79,805)
                                =========    =========    =========    =========

              See accompanying notes to financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                          From
                                                                      (Inception) to
                                               December     December     December
                                               31, 2005     31, 2004     31, 2005
                                              ----------   ----------   ----------
Cash Flows from Operating Activities

 Net Loss                                     $   (7,840)  $  (20,804)  $  (71,965)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Stock Issued for Services                       -            -           2,285
    Increase (Decrease) in Accounts Payable        4,688        8,109       24,337
    Increase (Decrease) in Interest Payable        3,152        2,772        9,591
                                               ---------    ---------    ---------
     Net Cash Provided by
     Operating Activities                           -          (9,923)     (35,752)

Cash Flows from Investing Activities                -            -            -
                                               ---------    ---------    ---------
     Net Cash Provided by
     Investing Activities                           -            -            -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                 -            -           7,715
  Proceeds from Notes Payable                       -           9,923       28,037
                                               ---------    ---------    ---------
     Net Cash Provided by
     Financing Activities                           -           9,923       35,752
                                               ---------    ---------    ---------
     Net Increase (Decrease) In Cash                -            -            -

     Cash, Beginning of Period                      -            -            -
                                               ---------    ---------    ---------
     Cash, End of Period                      $     -      $     -      $     -
                                               =========    =========    =========

Supplemental Cash Flow Information

  Interest                                    $     -      $     -      $     -
  Income Taxes                                      -            -            -

The accompanying notes are an integral part of these financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2005

NOTE 1 - CORPORATE HISTORY

Cygni Investments, Inc. (the "Company") was incorporated in Nevada on November 17, 1999, as Cygni Investments, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

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

Fair Value of Financial Instruments- The fair value of the Company's cash and cash equivalents, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2005

Net Earnings (Loss) Per Share of Common Stock- The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 817,964 related to warrants and 416,500 related to options were excluded from the calculation of fully diluted loss per share because their inclusion would have been anti-dilutive.

                                         For the Years Ended
                                             December 31,
                                          2005          2004
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (7,840)    $ (20,804)
       Shares (demoninator)              500,001       500,001
       Per share amount                $    (.02)    $    (.04)


NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS. This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issues SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 did not have an impact on the Company's consolidated financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2005

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (continued)

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The Company is currently evaluating the provisions of SFAS 123(R) and the impact that it will have on its share based employee compensation programs.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2005

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (continued)

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

NOTE 4 -INCOME TAXES

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2005

NOTE 4 -INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $79,805 at December 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                         December 31,
                                        2005      2004
                                      --------  --------
     Deferred tax asset:
     Deferred noncurrent tax asset    $ 11,971  $  7,073
     Valuation allowance               (11,971)   (7,073)
                                       -------   -------
       Total                              -         -
                                       =======   =======

The components of Income Tax expense are as follows:

                                         December 31,
                                        2005      2004
                                      --------  --------
     Current Federal Tax                  -         -
     Current State Tax                    -         -
     Change in NOL benefit              (4,898)   (3,954)
     Change in Allowance                 4,898     3,954
                                       -------   -------
                                      $   -     $   -


NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2005, the accrued interest associated with the various notes was $12,745.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2005

NOTE 5 - NOTE PAYABLE RELATED PARTY (continued)

                                                        December 31,  December 31,
The Company has the following note payable obligations:     2005          2004
                                                        ------------  ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum           $   31,563    $   31,563
                                                          ---------     ---------
     Totals                                              $   31,563    $   31,563
     Less Current Maturities                                (31,563)      (31,563)
                                                          ---------     ---------
     Total Long-Term Notes Payable                       $     -       $     -
                                                          =========     =========


Following are maturities of long-term debt for each of the next five years:

                                                Year      Amount
                                             ----------  --------
                                                2006     $ 31,563
                                                2007         -
                                                2008         -
                                                2009         -
                                                2010         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
                                                          =======

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