Form 10QSB
period 2006-03-31
CYGNI INVESTMENTS INC
filed 2006-05-15
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2006, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2006, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                                     March         December
                                                    31, 2006       31, 2005
                                                   -----------    -----------
                                                   (Unaudited)

                                  Assets
Current Assets

     Total Current Assets                          $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    28,854    $    25,499
  Interest Payable                                      13,532         12,743
  Note Payable - Related Party                          31,563         31,563
                                                    ----------     ----------
     Total Current Liabilities                          73,949         69,805
                                                    ----------     ----------
     Total Liabilities                                  73,949         69,805

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding                   500            500
  Additional Paid in Capital                             9,500          9,500
  Accumulated Deficit During Development Stage         (83,949)       (79,805)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (73,949)       (69,805)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                    For the Three Months Ended      (Inception)
                                       March           March         to March
                                     31, 2006        31, 2005        31, 2006
                                    -----------     -----------     -----------
Revenue                             $      -        $      -        $      -
                                     ----------      ----------      ----------
Expenses

  General & Administrative                3,355            -             70,168
                                     ----------      ----------      ----------
     Total Expenses                       3,355            -             70,168
                                     ----------      ----------      ----------
     Income (Loss)
     from Operations                     (3,355)           -            (70,168)

Other Income (Expenses)

  Interest Expense                         (789)           (787)        (13,781)
                                     ----------      ----------      ----------
     Total Other Income (Expenses)         (789)           (787)        (13,781)
                                     ----------      ----------      ----------
     Income (Loss) Before Taxes          (4,144)           (787)        (83,949)

     Taxes                                 -               -               -
                                     ----------      ----------      ----------
     Net Income (Loss)              $    (4,144)    $      (787)    $   (83,949)
                                     ==========      ==========      ==========

     Loss Per
     Common Share                   $     (0.01)    $     (0.00)

     Weighted Average
     Outstanding Shares                 500,001         500,001

  The accompanying notes are an integral part of these financial statements.
                                     4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                  For the Period
                                                                      November
                                       For the Three Months Ended     17, 1999
                                         March          March       (Inception)
                                        31, 2006       31, 2005       31, 2006
                                       ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                    $   (4,144)    $     (787)    $  (83,949)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                -              -             2,285
    Increase in Accounts Payable            3,355           -            28,854
    Increase in Interest Payable              789            787         13,532
                                        ---------      ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                   -              -           (39,278)

Cash Flows from Investing Activities         -              -              -
                                        ---------      ---------      ---------
Cash Flows from Financing Activities

  Issuance of Common Stock for Cash          -              -             7,715
  Issuance of Note Payable for Cash          -              -            31,563
                                        ---------      ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                   -              -            39,278
                                        ---------      ---------      ---------
      Increase (Decrease) in Cash            -              -              -

      Cash, Beginning of Period              -              -              -
                                        ---------      ---------      ---------
      Cash, End of Period              $     -        $     -        $     -
                                        =========      =========      =========

Supplemental Cash Flow Information

  Interest                              $     -        $     -        $     -
  Income Taxes                                -              -              -

  The accompanying notes are an integral part of these financial statements.
                                     5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2006

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2006

Net Earnings (Loss) Per Share of Common Stock - The computation of earning
(loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                        For the Quarters Ended
                                              March  31,
                                          2006          2005
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (4,144)    $    (787)
       Shares (demoninator)              500,001       500,001
       Per share amount                $    (.01)    $    (.00)

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

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

NOTE 4 - INCOME TAXES

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at March 31, 2006 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2006

NOTE 4 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $83,949 at March 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2006 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at March 31, 2006 and December 31, 2005:

                                      March 31,   December 31,
                                        2006         2005
                                      --------    -----------
     Deferred tax asset:
     Deferred noncurrent tax asset    $ 12,592     $  11,971
     Valuation allowance               (12,592)      (11,971)
                                       -------      --------
       Total                              -             -
                                       =======      ========

The components of Income Tax expense are as follows:

                                           March 31,
                                        2006      2005
                                      --------  --------
     Current Federal Tax                  -         -
     Current State Tax                    -         -
     Change in NOL benefit                (621)     (118)
     Change in Allowance                   621       118
                                       -------   -------
                                      $   -     $   -
                                       =======   =======

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2006, the accrued interest associated with the various notes was $13,532.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2006



NOTE 5 - NOTE PAYABLE RELATED PARTY (continued)

                                                          March 31,  December 31,
The Company has the following note payable obligations:     2006          2005
                                                        ------------  ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum           $   31,563    $   31,563
                                                          ---------     ---------
     Totals                                              $   31,563    $   31,563
     Less Current Maturities                                (31,563)      (31,563)
                                                          ---------     ---------
     Total Long-Term Notes Payable                       $     -       $     -
                                                          =========     =========

Following are maturities of long-term debt for each of the next five years:

                                                Year      Amount
                                             ----------  --------
                                                2006     $ 31,563
                                                2007         -
                                                2008         -
                                                2009         -
                                                2010         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
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

Changes in internal controls

     During the last quarter ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    Cygni Investments, Inc.

Date:  May 15, 2006                 By: /s/ Carl Suter
                                        Carl Suter, President and
                                        Treasurer (Principal Executive
                                        Officer and Principal Financial
                                        and Accounting Officer)