Form 10KSB/A
period 2005-12-31
CYGNI INVESTMENTS INC
filed 2006-06-02
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Form 10-KSB/A-1

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

Documents Incorporated by Reference:  None


                               EXPLANATORY NOTE

     This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend Item 8A of Part II in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on April 17, 2006, ("Original Form 10-KSB").
Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains the complete text of Item 8A, as amended, as well as certain currently dated certifications. Item 8A has been revised to conform to Items 307(b) of Regulation S-B.

     Events have taken place that would have been reflected in the Original Form 10-KSB if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to April 17, 2006.

                              TABLE OF CONTENTS

PART II                                                                     4

  ITEM 8A.  CONTROLS AND PROCEDURES                                         4

PART III                                                                    4

  ITEM 13.  EXHIBITS                                                        4

SIGNATURES                                                                  5

                                   PART II
                      ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The principal executive officer and principal financial officer, Carl Suter, has concluded, based on his evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

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

                                  PART III
                             ITEM 13.  EXHIBITS

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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Cygni Investments, Inc.

Date:  May 30, 2006                          /s/ Carl Suter
                                             By: Carl Suter, President and
                                             Treasurer (Chief Executive,
                                             Chief Financial & Principal
                                             Accounting Officer)

     In accordance with the Exchange Act, this amended report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 30, 2006                          /s/ Carl Suter
                                             Carl Suter, Sole Director