Form 10QSB/A
period 2006-03-31
CYGNI INVESTMENTS INC
filed 2006-06-02
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              Form 10-QSB/A-1

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

                               EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend Item 3 of Part I in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 15, 2006, ("Original Form 10-QSB"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains the complete text of Item 3, as amended, as well as certain currently dated certifications. Item 3 has been revised to conform to Item 307(b) of Regulation S-B.

     Events have taken place that would have been reflected in the Original Form 10-QSB if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to May 15, 2006.


                                    PART I
                       ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Cygni Investments, Inc.

Date:  May 30, 2006                     By: /s/ Carl Suter
                                        Carl Suter, President and Treasurer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)