Form 10QSB
period 2006-09-30
CYGNI INVESTMENTS INC
filed 2006-11-13
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 9, 2006, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2006, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                    september       December
                                                    30, 2006        31, 2005
                                                   -----------    ------------
                                                   (Unaudited)

                                  Assets

Current Assets                                     $      -       $      -
                                                    ----------     ----------
     Total Assets                                  $      -       $      -
                                                    ==========     ==========


                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    35,097    $    25,499
  Interest Payable                                      15,110         12,743
  Note Payable - Related Party                          31,563         31,563
                                                    ----------     ----------
     Total Current Liabilities                          81,770         69,805
                                                    ----------     ----------
     Total Liabilities                                  81,770         69,805

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding,
   retroactively restated                                  500            500
  Additional Paid in Capital                             9,500          9,500
  Accumulated Deficit During Development Stage         (91,770)       (79,805)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (81,770)       (69,805)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========


  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                        For the Period
                                                                                           November
                                                                                           17, 1999
                                  For the Three Months Ended  For the Nine Months Ended    (Inception)
                                     Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,     to Sept. 30,
                                       2006        2005           2006        2005           2006
                                    ----------  ----------     ----------  ----------     ----------
Revenue                             $     -     $     -        $     -     $     -        $     -

Expenses

  General & Administrative               4,314         790          9,598      10,915         76,411
                                     ---------   ---------      ---------   ---------      ---------
     Total Expenses                      4,314         790          9,598      10,915         76,411
                                     ---------   ---------      ---------   ---------      ---------
     Income (Loss) from Operations      (4,314)       (790)        (9,598)    (10,125)       (76,411)

Other Income (Expenses)

  Interest Expense                        (789)       (789)        (2,367)     (2,365)       (15,359)
                                     ---------   ---------      ---------   ---------      ---------
     Total Other Income (Expenses)        (789)       (789)        (2,367)     (2,365)       (15,359)
                                     ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)
     Before Taxes                       (5,103)     (1,579)       (11,965)    (13,280)       (91,770)

     Taxes                                -           -              -           -              -
                                     ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)              $   (5,103) $   (1,579)    $  (11,965) $  (13,280)    $  (91,770)
                                     =========   =========      =========   =========      =========


     Loss per Common Share          $     (.00) $     (.02)    $     (.02) $     (.03)

     Weighted Average
     Outstanding Shares                500,001     500,001        500,001     500,001

  The accompanying notes are an integral part of these financial statements.

                        Cygni Investments, Inc.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)
                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                       For the Nine Months Ended    (Inception)
                                         September     September    to September
                                         30, 2006      30, 2005      30, 2006
                                        ----------    ----------    ----------
Cash Flows from Operating Activities

  Net Income (Loss)                     $  (11,861)   $  (13,280)   $  (91,770)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Stock Issued for Services                 -             -            2,285
    Increase in Accounts Payable             9,598        10,915        35,097
    Increase in Interest Payable             2,367         2,365        15,110
                                         ---------     ---------     ---------
      Net Cash Provided (Used) by
      Operating Activities                    -             -          (39,278)

Cash Flows from Investing Activities          -             -             -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash           -             -            7,715
  Issuance of Note Payable for Cash           -             -           31,563
                                         ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                    -             -           39,278
                                         ---------     ---------     ---------
      Increase (Decrease) in Cash             -             -             -

      Cash, Beginning of Period               -             -             -
                                         ---------     ---------     ---------
      Cash, End of Period               $     -       $     -       $     -
                                         =========     =========     =========


Supplemental Cash Flow Information

  Interest                              $     -       $     -       $     -
  Income Taxes                                -             -             -

  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            september 30, 2006

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2006

Net Earnings (Loss) Per Share of Common Stock - The computation of earning
(loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                      For the Nine Months Ended
                                             September 30,
                                          2006          2005
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $ (11,965)    $ (13,280)
       Shares (demoninator)              500,001       500,001
       Per share amount                $    (.02)    $    (.03)

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2006

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (continued)

servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial statements.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
(FIN 48)

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation is effective for the Corporation's fiscal year beginning January 1, 2007. The Corporation does not expect the Interpretation will have a material impact on our financial position, results of operations or liquidity.

SFAS No. 157, "Fair Value Measurements"

In September 2006, the FASB issued Statement of Financial Accounting
Standards No. 157, Fair Value Measurements (FAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes this Statement will not have a material impact on the Company's financial statements.

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at September 30, 2006, and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2006

NOTE 4 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $91,770 at September 30, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2006, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at September 30, 2006, and December 31, 2005:

                                      September 30,   December 31,
                                          2006            2005
                                      ------------    ------------
     Deferred tax asset:
     Deferred noncurrent tax asset     $  13,765       $  11,971
     Valuation allowance                 (13,765)        (11,971)
                                        --------        --------
       Total                                -               -
                                        ========        ========

The components of Income Tax expense are as follows:

                                         September 30,
                                        2006      2005
                                      --------  --------
     Current Federal Tax                  -         -
     Current State Tax                    -         -
     Change in NOL benefit              (1,794)   (1,992)
     Change in Allowance                 1,794     1,992
                                       -------   -------
                                      $   -     $   -
                                       =======   =======

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At September 30, 2006, the accrued interest associated with the various notes was $15,110.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            September 30, 2006

NOTE 5 - NOTE PAYABLE RELATED PARTY (continued)

                                                        Setpember 30, December 31,
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

Changes in internal controls

     During the last quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Cygni Investments, Inc.

Date:  November 9, 2006                 By: /s/ Carl Suter
                                            Carl Suter, President and
                                            Treasurer (Principal Executive
                                            Officer and Principal Financial
                                            and Accounting Officer)