Form 10KSB
period 2006-12-31
CYGNI INVESTMENTS INC
filed 2007-03-29
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (401,000 shares) as of March 22, 2007, was $801, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 22, 2007, there were 500,001 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                              TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .  4
  ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .  7
  ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .  7
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . . . . .  7

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . .  7
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .  8
  ITEM 7.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . 10
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . 10
  ITEM 8A. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . 10
  ITEM 8B. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 11

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT . . . . . . . 11
  ITEM 10. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . 12
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . 13
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . 14
  ITEM 13. EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES  . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

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

     The Company has not begun negotiations with potential business ventures, or has not entered into any definitive agreement or arrangement. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its Common Stock on the Pink Sheets or the OTC Bulletin Board. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the Common Stock of the Company were quoted on the OTC Bulletin Board.

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

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.


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

     At March 22, 2007, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2006, no securities were sold by the Company.

     There were no purchases made during the fourth quarter ended
December 31, 2006, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's common stock.

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

     Each of these loans is evidenced by one or more promissory notes which are due and payable upon demand and have interest rates of 10%. The accumulated interest to December 31,

2006, is $15,899. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the note. See "Item 12. Certain
Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2007, will be approximately $5,000, if no change in operations occurs during the year. These funds will be used to prepare and file the periodic reports required under the Exchange Act. Management anticipates that the needed funds will be loaned to or credit extended to the Company on the same or similar terms as those of other loans and extensions to the Company. There is no agreement with any of the related parties already extending credit to the Company and no assurance that all or a portion of these funds will be forwarded to the Company. If these companies are unwilling or unable to extend credit for such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report. The financial statements of the company have not been audited in reliance upon Rule 3-11 of Regulation S-X, but have been completed my management. The company maintains that it meets the requirements of this rule and provides the following specific information:

     (a) Its gross receipts from all sources for the fiscal year covered in the financial statements were not in excess of $100,000;
     (b) the Company had not purchased or sold any of its stock, granted any options therefor, or levied assessments upon any outstanding stock;
     (c) expenditures for all purposes for the fiscal year were not in excess of $100,000;
     (d) there was no material change in the business of the Company occurring during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights, or leases; and
     (e) the shares of the Company are not listed upon any exchange and it is not subject to any government authority which requires the furnishing to it or publication of audited financial statements.

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

                                   PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 22, 2007, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name           Age  Position(s)                   Director Since

     Carl Suter     72   Director, President &         November 1999
                         Treasurer
     Lynn Carlson   52   Vice-President & Secretary    --

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

                       ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2006, 2005 and 2004.

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

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                      AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of March 22, 2007, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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
Suite 2 B
Mansion House
143 Main St.
Gibraltar
----------
     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 20,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee.
While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     At December 31, 2006, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

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

Other Public Shell Activities

     Mr. Bronk, one of our founders, is involved as a director or executive officer, or shareholder, of another company that may be deemed to be a "blank check" company, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in the other company:

  * Alnilam Corporation. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000, and has been the sole director, President and Treasurer since December 2006. He beneficially owns 59,750 shares, or approximately 11.95%, of the outstanding stock of this entity. Alnilam has no current business operations and is seeking a business opportunity to commence operations.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $6,025 and $6,187, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $-0- and $342, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for other services for the fiscal years ended December 31, 2006 and 2005 were $-0- and $565, respectively. These fees related to the preparation of accounting reports and schedules for the Company auditors.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2006, were approved by the Board of Directors.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cygni Investments, Inc.

Date:  March 28, 2007                   /s/ Carl Suter
                                        By: Carl Suter, President and
                                        Treasurer (Chief Executive, Chief
                                        Financial & Principal Accounting
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 2007                   /s/ Carl Suter
                                        Carl Suter, Sole Director

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                           Financial Statements
                             December 31, 2006
                                    and
                             December 31, 2005
                                (Unaudited)

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                               (Unaudited)

                                                  December     December
                                                  31, 2006     31, 2005
                                                 ----------   ----------
                                  Assets
Current Assets

  Cash                                           $     -      $     -
                                                  ---------    ---------
     Total Current Assets                        $     -      $     -
                                                  =========    =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                               $   35,847   $   25,499
  Interest Payable                                   15,899       12,743
  Note Payable - Related Party                       31,563       31,563
                                                  ---------    ---------
     Total Current Liabilities                       83,309       69,805

Stockholders' Equity

  Common Stock 100,000,000 Shares Authorized
   at $.001 Par Value; 500,001 Shares Issued &
   Outstanding, Retroactively Restated                  500          500
  Additional Paid in Capital                          9,500        9,500
  Accumulated Deficit During Development Stage      (93,309)     (79,805)
                                                  ---------    ---------
     Total Stockholders' Equity (Deficit)           (83,309)     (69,805)
                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity  $     -      $     -
                                                  =========    =========

  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                        From
                                                                     (Inception)
                                                                      November
                                                                     17, 1999 to
                                            December,    December     December
                                            31, 2006     31, 2005     31, 2006
                                           ----------   ----------   ----------
Revenue                                    $     -      $     -      $     -
                                            ---------    ---------    ---------
Expenses

  General & Administrative                     10,348        4,686       77,161
                                            ---------    ---------    ---------
     Total Expenses                            10,348        4,686       77,161
                                            ---------    ---------    ---------
     Income (Loss) From Operations            (10,348)      (4,686)     (77,161)

Other Income (Expenses)

  Interest Expense                             (3,156)      (3,154)     (16,148)
                                            ---------    ---------    ---------
     Total Other Income (Expenses)             (3,156)      (3,154)     (16,148)
                                            ---------    ---------    ---------
     Income (Loss) Before Taxes               (13,504)      (7,840)     (93,309)

     Taxes                                       -            -            -
                                            ---------    ---------    ---------
     Net (Loss)                            $  (13,504)  $   (7,840)  $  (93,309)
                                            =========    =========    =========

     Loss Per Common Share                 $    (.03)   $    (.02)

     Weighted Average Outstanding Shares      500,001      500,001


  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From November 17, 1999 (Inception) through December 31, 2006
                               (Unaudited)

                                                                    Accumulated
                                                                     Deficit
                                                       Additional   During the
                                  Common Stock          Paid In     Development
                               Shares       Amount      Capital       Stage
                             ----------   ----------   ----------   ----------

Balance, November 17, 1999         -      $     -      $     -      $     -

Net Loss for the Period Ended
  December 31, 1999                -            -            -            -
                              ---------    ---------    ---------    ---------
Balance, December 31, 1999         -            -            -            -

Shares Issued for Cash
  at $.01 per Share             385,750          386        7,329         -

Shares Issued for Services
  at $.01 Per Share             114,250          114        2,171         -

Rounding Adjustment                   1         -            -            -

Net Loss for the Year Ended
  December 31, 2000                -            -            -         (18,996)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2000      500,001          500        9,500      (18,996)

Net Loss for the Year Ended
  December 31, 2001                -            -            -          (9,400)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2001      500,001          500        9,500      (28,396)

Net Loss for the Year Ended
  December 31, 2002                -            -            -         (11,457)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2002      500,001          500        9,500      (39,853)

Net Loss for the Year Ended
  December 31, 2003                -            -            -         (11,308)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2003      500,001          500        9,500      (51,161)

Net Loss for the Year Ended
  December 31, 2004                -            -            -         (20,804)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2004      500,001   $      500   $    9,500   $  (71,965)

Net Loss for the Year Ended
  December 31, 2005                -            -            -          (7,840)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2005      500,001   $      500   $    9,500   $  (79,805)

Net Loss for the Year Ended
  December 31, 2006                -            -            -         (13,504)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2006      500,001   $      500   $    9,500   $  (93,309)
                              =========    =========    =========    =========


  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)

                                                                         From
                                                                     (Inception) to
                                              December     December     December
                                              31, 2006     31, 2005     31, 2006
                                             ----------   ----------   ----------
Cash Flows from Operating Activities

 Net Loss                                    $  (13,840)   $  (7,840)  $  (93,309)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Stock Issued for Services                      -            -           2,285
    Increase (Decrease) in Accounts Payable      10,348        4,688       35,847
    Increase (Decrease) in Interest Payable       3,156        3,152       15,899
                                              ---------    ---------    ---------
     Net Cash Provided by
     Operating Activities                          -          (9,923)     (39,278)

Cash Flows from Investing Activities               -            -            -
                                              ---------    ---------    ---------
     Net Cash Provided by
     Investing Activities                          -            -            -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                -            -           7,715
  Proceeds from Notes Payable                      -            -          31,563
                                              ---------    ---------    ---------
     Net Cash Provided by
     Financing Activities                          -            -          39,278
                                              ---------    ---------    ---------
     Net Increase (Decrease) In Cash               -            -            -

     Cash, Beginning of Period                     -            -            -
                                              ---------    ---------    ---------
     Cash, End of Period                     $     -      $     -      $     -
                                              =========    =========    =========

Supplemental Cash Flow Information

  Interest                                   $     -      $     -      $     -
  Income Taxes                                     -            -            -

  The accompanying notes are an integral part of these financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2006
                                 (Unaudited)

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

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2006
                                 (Unaudited)

                                         For the Years Ended
                                             December 31,
                                          2006          2005
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $ (13,504)    $  (7,840)
       Shares (demoninator)              500,001       500,001
       Per share amount                $    (.03)    $    (.02)


NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Account Changes and Error Corrections." This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2006
                                 (Unaudited)

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets which amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2006
                                 (Unaudited)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2006, and earlier years;
accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $93,000 at December 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2006
                                 (Unaudited)

operating loss carryforwards, estimated based upon current tax rates at December 31, 2006, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

                                         December 31,
                                        2006      2005
                                      --------  --------
     Deferred tax asset:
     Deferred noncurrent tax asset    $ 13,950  $ 11,971
     Valuation allowance               (13,950)  (11,971)
                                       -------   -------
       Total                              -         -
                                       =======   =======

The components of Income Tax expense are as follows:

                                         December 31,
                                        2006      2005
                                      --------  --------
     Current Federal Tax                  -         -
     Current State Tax                    -         -
     Change in NOL benefit              (2,159)   (4,898)
     Change in Allowance                 2,159     4,898
                                       -------   -------
                                      $   -     $   -
                                       =======   =======

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2006, the accrued interest associated with the various notes was $15,899.

                                                        December 31,  December 31,
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
                                                          =========     =========

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2006
                                 (Unaudited)

Following are maturities of long-term debt for each of the next five years:

                                                Year      Amount
                                             ----------  --------
                                                2007     $ 31,563
                                                2008         -
                                                2009         -
                                                2010         -
                                                2011         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
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