Form 10QSB
period 2007-03-31
CYGNI INVESTMENTS INC
filed 2007-05-15
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2007, there were 500,001 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One)   Yes [ ]  No [X]

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2007, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)

                                                     March         December
                                                    31, 2007       31, 2006
                                                   -----------    -----------
                                  Assets
Current Assets

  Cash                                             $      -              -
                                                    ----------     ----------
     Total Current Assets                          $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    37,830    $    35,847
  Interest Payable                                      16,688         15,899
  Note Payable - Related Party                          31,563         31,563
                                                    ----------     ----------
     Total Current Liabilities                          86,081         83,309

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding                   500            500
  Additional Paid in Capital                             9,500          9,500
  Accumulated Deficit During Development Stage         (96,081)       (93,309)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (86,081)       (83,309)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                    For the Three Months Ended      (Inception)
                                       March           March         to March
                                     31, 2007        31, 2006        31, 2007
                                    -----------     -----------     -----------
Revenue                             $      -        $      -        $      -
                                     ----------      ----------      ----------
Expenses

  General & Administrative                1,983           3,355          79,144
                                     ----------      ----------      ----------
     Total Expenses                       1,983           3,355          79,144
                                     ----------      ----------      ----------
     Income (Loss)
     from Operations                     (1,983)          3,355         (79,144)

Other Income (Expenses)

  Interest Expense                         (789)           (789)        (16,937)
                                     ----------      ----------      ----------
     Total Other Income (Expenses)         (789)           (789)        (16,937)
                                     ----------      ----------      ----------
     Income (Loss) Before Taxes          (2,772)         (4,144)        (96,081)

     Taxes                                 -               -               -
                                     ----------      ----------      ----------
     Net Income (Loss)              $    (2,772)    $    (4,144)    $   (96,081)
                                     ==========      ==========      ==========

Basic Earnings PerShare
     (Loss) Per Common Share        $     (0.01)    $     (0.01)

     Weighted Average
     Outstanding Shares                 500,001         500,001

  The accompanying notes are an integral part of these financial statements.
                                     4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                           November
                                            For the Three Months Ended     17, 1999
                                              March          March       (Inception)
                                             31, 2007       31, 2006       31, 2007
                                            ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                         $   (2,772)    $   (4,144)    $  (96,081)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                     -              -             2,285
    Increase (Decrease) in Accounts Payable      1,983          3,355         37,830
    Increase (Decrease) in Interest Payable        789            789         16,688
                                             ---------      ---------      ---------
      Net Cash Provided by
      Operating Activities                        -              -           (39,278)

Cash Flows from Investing Activities              -              -              -
                                             ---------      ---------      ---------
      Net Cash Provided by
      Investing Activities                        -              -              -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash               -              -             7,715
  Proceeds from Notes Payable                     -              -            31,563
                                             ---------      ---------      ---------
      Net Cash Provided by
      Financing Activities                        -              -            39,278
                                             ---------      ---------      ---------
      Net Increase (Decrease) in Cash             -              -              -

      Cash, Beginning of Period                   -              -              -
                                             ---------      ---------      ---------
      Cash, End of Period                   $     -        $     -        $     -
                                             =========      =========      =========

Supplemental Cash Flow Information

  Interest                                  $     -        $     -        $     -
  Income Taxes                                    -              -              -

  The accompanying notes are an integral part of these financial statements.
                                      5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2007

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

                                      For the Three Months Ended
                                               March 31,
                                          2007          2006
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (2,772)    $  (4,144)
       Shares (demoninator)              500,001       500,001

       Per share amount                $    (.01)    $    (.02)

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2007

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS
-------------------------------------
In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2007

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (continued)
-------------------------------------------------
In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and has applied SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2007

NOTE 4 - INCOME TAXES
---------------------
The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2007, and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $96,000 at March 31, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at March 31, 2007 and December 31, 2006:
                                        March 31,    December 31,
                                          2007           2006
                                       ----------    ------------
     Deferred tax asset:
       Deferred noncurrent tax asset   $   13,008    $   12,592
                                        ---------     ---------
       Valuation allowance                (13,008)      (12,592)
                                        ---------     ---------
          Total                        $     -       $     -
                                        =========     =========

The components of Income Tax expense are as follows:

                                        March 31,    March  31,
                                          2007          2006
                                       ----------    ----------
     Current Federal Tax                     -             -
     Current State Tax                       -             -
     Change in NOL benefit                  (416)         (621)
     Change in Allowance                     416           621
                                       $     -       $     -
                                        ========      ========

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2007

NOTE 5 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2007, the accrued interest associated with the various notes was $16,688.

                                                          March 31,   December 31,
The Company has the following note payable obligations:     2007          2006
                                                         ----------   ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum           $   31,563    $   31,563
                                                          ---------     ---------
     Totals                                              $   31,563    $   31,563
     Less Current Maturities                                (31,563)      (31,563)
                                                          ---------     ---------
     Total Long-Term Notes Payable                       $     -       $     -
                                                          =========     =========

Following are maturities of long-term debt for each of the next five years:

                                                Year      Amount
                                             ----------  --------
                                                2007     $ 31,563
                                                2008         -
                                                2009         -
                                                2010         -
                                                2011         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
                                                          =======
NOTE 6 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

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

Changes in internal controls

     During the last quarter ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Cygni Investments, Inc.

Date:  May 15, 2007                     By: /s/ Carl Suter
                                        Carl Suter, President and Treasurer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)