Form 10QSB
period 2007-06-30
CYGNI INVESTMENTS INC
filed 2007-08-13
CIK 1117046

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).Yes [X]   No [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
June 30, 2007, there were 500,001 shares of the Registrant's
Common Stock outstanding.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2007, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

                    Cygni Investments, Inc.
                 (A Development Stage Company)
                         Balance Sheets
                          (Unaudited)

                         June                December
                         30, 2007            31, 2006

Assets
Current Assets

     Cash                $    -              $    -

Total Current Assets     $    -              $    -

Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable    $    38,730         $    35,847
     Interest Payable         17,477              15,899
     Note Payable - Related Party
                              31,563              31,563

Total Current Liabilities     87,770              83,309

Stockholders' Equity

     Common Stock 100,000,000 Shares Authorized at
          $.001 Par Value; 500,001 Shares Issued &
          Outstanding, Retroactively Restated
                                   500                 500
     Additional Paid in Capital    9,500               9,500
     Accumulated Deficit during Development Stage
                                   (97,770)            (93,309)

          Total Stockholders' Equity (Deficit)
                                   (87,770)            (83,309)

          Total Liabilities and Stockholders' Equity
                                   $    -              $    -




                    Cygni Investments, Inc.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                  For the Period
                                                  November
                                                  17, 1999
For the Three Months Ended    For the Six Months Ended(Inception)
June 30,  June 30,            June 30,  June 30,  to June 30,
2007      2006                2007      2006      2007

Revenue
$    -    $    -              $    -    $    -    $    -

Expenses

General & Administrative
900       1,928               2,883     5,283     80,044

Total Expenses
900       1,928               2,883     5,283     80,044

Income (Loss) from Operations
(900)     (1,928)             (2,883)   (5,283)   (80,044)

Other Income (Expenses)

Interest Expense
(789)     (789)               (1,578)   (1,578)   (17,726)

Total Other Income (Expenses)
(789)     (789)               (1,578)   (1,578)   (17,726)

Net Income (Loss)
Before Taxes
(1,689)   (789)               (4,461)   (6,861)   (97,770)

Taxes
-              -              -              -              -

Net Income (Loss)
$(1,689)  $(2,717)            $(4,461)  $(6,861)       $(97,770)

Loss per Common Share
$    (.00) $(.01)             $(.01)    $(.01)

Weighted Average Outstanding Shares
500,001   500,001             500,001   500,001






                    Cygni Investments, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                                                  From
                                                  (Inception)
                                                  November
For the six months ended                          17, 1999 to
June,               June                          June
30, 2007            30, 2006                      30, 2007

Cash Flows from Operating Activities

Net Loss
$    (1,689)        $    (6,861)             $    (97,770)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Stock Issued for Services
          -              -                        2,285
Increase (Decrease) in Accounts Payable
     900                 5,283                    38,730
Increase (Decrease) in Interest Payable
     789                 1,578                    17,477

Net Cash Provided by
Operating Activities
     -                   -                        (39,278)

Cash Flows from Investing Activities
     -                   -                             -

Net Cash Provided by
Investing Activities
     -                   -                             -

Cash Flows from Financing Activities

Issuance of Common Stock for Cash
     -                   -                             7,715
Proceeds from Notes Payable
     _                   -                             31,563

Net Cash Provided by
Financing Activities
     -                   -                             39,278

Net Increase (Decrease) In Cash
     -                   -                                  -

Cash, Beginning of Period
     -                   -                                  -

Cash, End of Period
     $    -              $    -                        $    -

Supplemental Cash Flow Information

Interest
     $    -              $    -                        $    -
Income Taxes
     -                        -                             -

                    Cygni Investments, Inc.
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 2007

NOTE 1 - CORPORATE HISTORY

Cygni Investments, Inc. (the Company) was incorporated in Nevada on November 17, 1999, as Cygni Investments, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

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










                    Cygni Investments, Inc.
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 2007

Net Earnings (Loss) Per Share of Common Stock- The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.
For the three months Ended
                                   June 30,
                         2007                     2006
Basic Earnings per share:
Income (loss) (numerator)
                         $ (1,689) $            (2,717)

Shares (demoninator)     500,001        500,001
Per share amount         $(.00)         $(.01)

For the six months Ended
                                     June 30,
                         2007                     2006
Basic Earnings per share:
Income (loss) (numerator)
                         $ (4,461)           $ (6,861)
Shares (denominator)     500,001             500,001
Per share amount         $(.01)              $ (.01)

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrumentsan amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

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

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and has applied SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

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


NOTE 3 -INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial
reporting purposes.   There were no temporary differences at June
30, 2007 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Cygni Investments, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007

NOTE 3 -INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of approximately $98,000 at June 30, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at June 30, 2007 and December 31, 2006:

                    June 30,           December 31,
                    2007                2006
Deferred tax asset:

     Deferred noncurrent tax asset
                    $    14,666         $12,592
     Valuation allowance
                         (14,666)       (12,592)
     Total          $    -              $    -


The components of Income Tax expense are as follows:

                    June 30,       June 30,
                    2007           2006
Current Federal Tax
                    -                   -
Current State Tax
                    -                   -
Change in NOL benefit
               (2,074)                  (1,029)
Change in Allowance
               2,074                    1,029
_ _
               $    -                   $  -



NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At June 30, 2007, the accrued interest associated with the various notes was $17,477.



                    Cygni Investments, Inc.
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 2007



NOTE 4 - NOTE PAYABLE RELATED PARTY (continued)
               June 30,       December 31,
               2007           2006
The Company has the following note payable obligations:

Related party notes payable due on demand, accruing
     interest at a rate of 10% per annum
               $    31,563    $    31,563
Totals         $    31,563    $    31,563
               Less Current Maturities       (31,563)
(31,563)
Total Long-Term Notes Payable
               $    -         $    -


Following are maturities of long-term debt for each of the next five years:

                              Year           Amount
                              2007      $         31,563
                              2008           -
                              2009           -
                              2010           -
                              2011           -
                              Thereafter               -
                              Total          $         31,563

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

Changes in internal controls

     During the last quarter ended June 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date:  August 13, 2007                  By:


/s/ Carl Suter
Carl Suter, President and Treasurer
(Principal Executive Officer and Principal Financial and
Accounting Officer)