Form 10QSB
period 2007-09-30
CYGNI INVESTMENTS INC
filed 2007-11-15
CIK 1117046

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 14, 2007, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and changes in its financial position from November 17, 1999, through September 30, 2007, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

Cygni Investments, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

                                             September      December
                                             30, 2007       31, 2006

                               Assets
Current Assets

     Cash                                    $    -         $    -

          Total Current Assets               $    -         $    -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                             $ 39,680       $ 35,847
Interest Payable                               18,266         15,899
Note Payable - Related Party                   31,563         31,563

          Total Current Liabilities            89,509         83,309

Stockholders' Equity

Common Stock 100,000,000 Shares Authorized at
    $.001 Par Value; 500,001 Shares Issued &
    Outstanding, Retroactively Restated             500           500
Additional Paid in Capital                        9,500         9,500
Accumulated Deficit during Development Stage    (99,509)      (93,309)

Total Stockholders' Equity (Deficit)            (89,509)      (83,309)

Total Liabilities and Stockholders' Equity   $      -       $     -

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                      Statements of Operations
                             (Unaudited)

                                                        For the Period
                                                         November
                                                         17, 1999
                                                         (Inception)to
For the Three Months Ended    For the Nine Months Ended  September 30,
September 30,  September 30,  September 30,  September30,   2007
2007           2006           2007           2006

Revenue
$    -         $    -         $    -         $    -         $    -

Expenses

General & Administrative
     950          4,314          3,833         5,283           80,994

Total Expenses
     950          4,314          3,833         5,283           80,994

Income (Loss) from Operations
    (950)        (4,314)        (3,833)        (5,283)        (80,994)

Other Income (Expenses)

Interest Expense
    (789)         (789)         (2,367)        (1,578)        (18,515)

Total Other Income (Expenses)

    (789)         (789)         (2,367)        (1,578)        (18,515)

Net Income (Loss)
Before Taxes

   (1,739)       (5,103)        (6,200)        (6,861)        (99,509)

Taxes
     -              -              -              -              -


Net Income (Loss)

   $(1,739)      $(5,103)      $(6,200)       $(6,861)        (99,509)

Loss per Common Share

   $(.00)         $(.01)        $(.01)         $(.01)

Weighted Average
Outstanding Shares

    500,001       500,001       500,001        500,001

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)

                                                        For the Period
                                                         November
                                                         17, 1999
                                                         (Inception)to
             For the Nine Months Ended
          September 30,       September 30,
             2007                  2006


Cash Flows from Operating Activities

Net Loss

            $(6,200)              $(6,861)                  $(99,509)

Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Stock Issued for Services

                -                      -                       2,285

     Increase (Decrease) in Accounts Payable

               3,833                 5,283                     39,680

     Increase (Decrease) in Interest Payable

               2,367                  1,578                    18,266

     Net Cash Provided by
     Operating Activities

                -                      -                      (39,278)

Cash Flows from Investing Activities

                -                      -                          -
Net Cash Provided by
Investing Activities

                -                      -                          -

Cash Flows from Financing Activities

Issuance of Common Stock for Cash
                -                      -                         7,715

Proceeds from Notes Payable
                -                      -                        31,563

Net Cash Provided by
Financing Activities
                -                      -                        39,278

Net Increase (Decrease) In Cash
                -                      -                           -

Cash, Beginning of Period

                -                      -                           -
Cash, End of Period

               $ -                   $ -                         $ -

Supplemental Cash Flow Information

Interest       $ -                   $ -                         $ -
Income Taxes     -                     -                           -

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                         September 30, 2007

NOTE 1 - CORPORATE HISTORY

Cygni Investments, Inc. (the Company) was incorporated in Nevada on November 17, 1999, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

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

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                         September 30, 2007

Net Earnings (Loss) Per Share of Common Stock- The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                     For the Three Months Ended
                                     September 30,
                                        2007           2006

Basic Earnings per share:
     Income (loss) (numerator)          $(1,739)       $ (5,103)
     Shares (denominator)                500,001         500,001
     Per share amount                   $ (.00)        $ (.01)

                                      For the Nine Months Ended
                                      September 30,
                                        2007           2006
Basic Earnings per share:
     Income (loss) (numerator)         $(6,200)        $ (6,861)
     Shares (denominator)               500,001           500,001
     Per share amount                  $  (.01)        $   (.01)

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS No.
155). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the financial statements.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at September 30, 2007
and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Cygni Investments, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007

NOTE 3 -INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of approximately $98,000 at September 30, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at September 30, 2007 and December 31, 2006:

                                September 30,     December 31,
                                   2007             2006
Deferred tax asset:
     Deferred noncurrent tax asset $ 14,926         $ 12,592
     Valuation allowance            (14,926)         (12,592)
                    Total          $   -          $     -


The components of Income Tax expense are as follows:

                              September 30,       September  30,
                                   2007              2006
          Current Federal Tax       -                  -
          Current State Tax         -                  -
          Change in NOL benefit  (2,334)            (1,794)
          Change in Allowance     2,334              1,794
                                 $  -              $   -


NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At September 30, 2007, the accrued interest associated with the various notes was $18,266.

                       Cygni Investments, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                         September 30, 2007

NOTE 4 - NOTE PAYABLE RELATED PARTY (continued)

                              September 30,       December 31,
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

Changes in internal controls

     During the last quarter ended September 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Cygni Investments, Inc.


Date:  November 15, 2007          By: /s/ Carl Suter
                                       Carl Suter, President and
                                        Treasurer (Principal Executive
                                        Officer and Principal
                                        Financial and Accounting
                                        Officer)