Form 10-K
period 2007-12-31
CYGNI INVESTMENTS INC
filed 2008-04-15
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to __________

                      Commission File Number: 000-31165

                          CYGNI INVESTMENTS, INC.
             (Exact name of Registrant as specified in charter)

            NEVADA                                          88-0442584
------------------------------                       ------------------------
State or other jurisdiction of                       I.R.S. Employer I.D. No.
incorporation or organization

3857 BIRCH STREET, #606, NEWPORT BEACH, CA                           92660
------------------------------------------                         ----------
 (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     [X]

Check whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

     Large accelerated filer  [ ]       Accelerated filer             [ ]
     Non-accelerated filer    [ ]       Smaller reporting company     [X]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     [X]

State issuer's revenues for its most recent fiscal year:  $ -0-

The aggregate market value of the voting stock held by non-affiliates of the registrant (401,000 shares) as of April 2, 2008, was $801, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 2, 2008, there were 500,001 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                              TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  ITEM 1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
  ITEM 1A. RISK FACTORS  . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
  ITEM 1B. UNRESOLVED STAFF COMMENTS . . . . . . . . . . . . . . . . . . . . . 7
  ITEM 2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
  ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 7
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . . . . . . . 7

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

  ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES . . . . . . . . . . . . . 7
  ITEM 6.  SECLECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . 8
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . . . 8
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . .10
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . .10
  ITEM 9A. CONTROLS AND PROCEDURES   . . . . . . . . . . . . . . . . . . . . .11
  ITEM 9B. OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . .11

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE  . . . . . .12
  ITEM 11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . .13
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . .14
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND
           DIRECTOR INDEPENDENCE . . . . . . . . . . . . . . . . . . . . . . .15
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES  . . . . . . . . . . . . . .16
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . .17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                                    PART I

                              ITEM 1.  BUSINESS

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

                            ITEM 1A. RISK FACTORS

     As a smaller reporting company, we have elected not to provide the disclosure required by this item.

                      ITEM 1B. UNRESOLVED STAFF COMMENTS

     Because we are neither an accelerated filer nor a large accelerated filer, we have elected not to provide the disclosure required by this item.

                              ITEM 2. PROPERTIES

     The Company's administrative offices are located at 3857 Birch Street, #606, Newport Beach, California 92660, which are the offices of Carl Suter, the president and sole director of the Company. The office space is furnished at no cost to the Company by Mr. Suter and may be shared by other unrelated companies.

                          ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

                                   PART II

            ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     At April 2, 2008, the Company had 20 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2007, no securities were sold by the Company.

     There were no purchases made during the fourth quarter ended
December 31, 2007, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's common stock.

                       ITEM 6.  SELECTED FINANCIAL DATA

     As a smaller reporting company, we have elected not to provide the disclosure required by this item.

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Each of these loans is evidenced by one or more promissory notes which are due and payable upon demand and have interest rates of 10%. The accumulated interest to December 31, 2007, is $19,055. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the note. See "Item 13. Certain Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2008, will be approximately $5,000, if no change in operations occurs during the year. These funds will be used to prepare and file the periodic reports required under the Exchange Act. Management anticipates that the needed funds will be loaned to or credit extended to the Company on the same or similar terms as those of other loans and extensions to the Company. There is no agreement with any of the related parties already extending credit to the Company and no assurance that all or a portion of these funds will be forwarded to the Company. If these companies are unwilling or unable to extend credit for such funds to the Company, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

     ITEM 7A.  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a smaller reporting company, we have elected not to provide the disclosure required by this item.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No information is reportable pursuant to this item.

                      ITEM 9A.  CONTROLS AND PROCEDURES

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

     An unavoidable weakness in disclosure controls and procedures would be that the principal executive officer and principal financial officer are the same individual, not allowing for checks and balances. Since the Company is a shell company it does not feel that this has a material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

     This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

                         ITEM 9B.  OTHER INFORMATION

     No information is reportable pursuant to this item.

                                   PART III

       ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth as of April 2, 2008, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name           Age   Position(s)                  Director Since
     ----           ---   -----------                  --------------
     Carl Suter     73    Director, President &        November 1999
                          Treasurer
     Lynn Carlson   53    Vice-President & Secretary   --

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

                       ITEM 11.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2007, 2006 and 2005.

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

       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of April 2, 2008, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

     Amount and Nature
     Name and Address              of Beneficial            Percent
     of Beneficial Owner           Ownership (1)            of Class
     -------------------           -------------            --------
     Carl T. Suter                 39,750                   7.95%
     4070 Cassia Lane
     Yorba Linda, CA 92886

     Lynn Carlson                  -0-                      -0-
     3857 Birch St., #606
     Newport Beach, CA 92660

     Executive Officers and        39,750                   7.95%
     Directors as a Group
     (2 Persons)

     Eric Bronk                    59,750(2)                11.95%
     3151 Airway Avenue
     Suite P-3
     Costa Mesa, CA   92626

     Baldwin Investments Ltd.      49,750                   9.95%
     99-101 Regent St.
     First Floor
     London W1R 7HB UK

     Fleming Securities            49,750                   9.95%
     Suites 1601-1603
     Hollywood Rd.
     Hong Kong

     Starling Securities Ltd.      49,750                   9.95%
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

     At December 31, 2007, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

         ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND
                           DIRECTOR INDEPENDENCE

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

     On December 31, 2002, the Company issued a promissory note in the amount of $3,504 to Cygni Capital, LLC, a limited liability company of which Eric Bronk, a shareholder of the Company, is the managing member and president, for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand. Cygni has continued to forward additional operating funds to the Company for which the following promissory notes have been issued: $1,220 on December 31, 2003; $475 on March 31, 2004; $300 on June 30, 2004; and $3,526 on December 31,
2004.  All of the notes bear 10% interest and are due and payable upon demand.

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

               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006, were $-0- and $-0-, respectively. The Company did not audit the financials for the years ended December 31, 2007 and 2006.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006, were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006, were $-0- and $342, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for other services for the fiscal years ended December 31, 2007 and 2006 were $250 and $565, respectively. These fees related to the preparation of accounting reports and schedules for the Company.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended
December 31, 2007, were approved by the Board of Directors.

              ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are included as part of this report:

     Balance Sheets for the years ended December 31, 2007 and 2006 Statements of Operations for the years ended December 31, 2007 and
       2006, and for the period from inception, November 17, 1999, to December 31, 2007
     Statements of Stockholders' Equity for the period from inception,
       November 17, 1999, to December 31, 2007
     Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period from inception, November 17, 1999, to December 31, 2007

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

                                        Cygni Investments, Inc.


Date:  April 15, 2008                   /s/ Carl Suter
                                        By: Carl Suter, President and
                                        Treasurer (Chief Executive, Chief
                                        Financial & Principal Accounting
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2008                   /s/ Carl Suter
                                        Carl Suter, Sole Director

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                           Financial Statements
                             December 31, 2007
                                    and
                             December 31, 2006
                                (Unaudited)

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                               (Unaudited)

                                                  December     December
                                                  31, 2007     31, 2006
                                                 ----------   ----------
                                  Assets
Current Assets

  Cash                                           $     -      $     -
                                                  ---------    ---------
     Total Current Assets                        $     -      $     -
                                                  =========    =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                               $   40,669   $   35,847
  Interest Payable                                   19,055       15,899
  Note Payable - Related Party                       31,563       31,563
                                                  ---------    ---------
     Total Current Liabilities                       91,287       83,309

Stockholders' Equity

  Common Stock 100,000,000 Shares Authorized
   at $.001 Par Value; 500,001 Shares Issued &
   Outstanding, Retroactively Restated                  500          500
  Additional Paid in Capital                          9,500        9,500
  Accumulated Deficit During Development Stage     (101,287)     (93,309)
                                                  ---------    ---------
     Total Stockholders' Equity (Deficit)           (91,287)     (83,309)
                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity  $     -      $     -
                                                  =========    =========

  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                        From
                                                                     (Inception)
                                                                      November
                                                                     17, 1999 to
                                            December,    December     December
                                            31, 2007     31, 2006     31, 2007
                                           ----------   ----------   ----------
Revenue                                    $     -      $     -      $     -
                                            ---------    ---------    ---------
Expenses

  General & Administrative                      4,822       10,348       81,983
                                            ---------    ---------    ---------
     Total Expenses                             4,822       10,348       81,983
                                            ---------    ---------    ---------
     Income (Loss) From Operations             (4,822)     (10,348)     (81,983)

Other Income (Expenses)

  Interest Expense                             (3,156)      (3,156)     (19,304)
                                            ---------    ---------    ---------
     Total Other Income (Expenses)             (3,156)      (3,156)     (19,304)
                                            ---------    ---------    ---------
     Income (Loss) Before Taxes                (7,978)     (13,504)    (101,287)

     Taxes                                       -            -            -
                                            ---------    ---------    ---------
     Net (Loss)                            $   (7,978)  $  (13,504)  $ (101,287)
                                            =========    =========    =========

     Loss Per Common Share                 $    (.02)   $    (.03)

     Weighted Average Outstanding Shares      500,001      500,001


  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From November 17, 1999 (Inception) through December 31, 2007
                               (Unaudited)

                                                                    Accumulated
                                                                     Deficit
                                                       Additional   During the
                                  Common Stock          Paid In     Development
                               Shares       Amount      Capital       Stage
                             ----------   ----------   ----------   ----------

Balance, November 17, 1999         -      $     -      $     -      $     -

Net Loss for the Period Ended
  December 31, 1999                -            -            -            -
                              ---------    ---------    ---------    ---------
Balance, December 31, 1999         -            -            -            -

Shares Issued for Cash
  at $.01 per Share             385,750          386        7,329         -

Shares Issued for Services
  at $.01 Per Share             114,250          114        2,171         -

Rounding Adjustment                   1         -            -            -

Net Loss for the Year Ended
  December 31, 2000                -            -            -         (18,996)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2000      500,001          500        9,500      (18,996)

Net Loss for the Year Ended
  December 31, 2001                -            -            -          (9,400)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2001      500,001          500        9,500      (28,396)

Net Loss for the Year Ended
  December 31, 2002                -            -            -         (11,457)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2002      500,001          500        9,500      (39,853)

Net Loss for the Year Ended
  December 31, 2003                -            -            -         (11,308)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2003      500,001          500        9,500      (51,161)

Net Loss for the Year Ended
  December 31, 2004                -            -            -         (20,804)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2004      500,001   $      500   $    9,500   $  (71,965)

Net Loss for the Year Ended
  December 31, 2005                -            -            -          (7,840)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2005      500,001   $      500   $    9,500   $  (79,805)

Net Loss for the Year Ended
  December 31, 2006                -            -            -         (13,504)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2006      500,001   $      500   $    9,500   $  (93,309)

Net Loss for the Year Ended
  December 31, 2007                -            -            -          (7,978)
                              ---------    ---------    ---------    ---------
Balance, December 31, 2007      500,001   $      500   $    9,500   $ (101,287)
                              =========    =========    =========    =========


  The accompanying notes are an integral part of these financial statements.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)

                                                                         From
                                                                     (Inception) to
                                              December     December     December
                                              31, 2007     31, 2006     31, 2007
                                             ----------   ----------   ----------
Cash Flows from Operating Activities

 Net Loss                                    $   (7,978)   $ (13,504)  $ (101,287)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Stock Issued for Services                      -            -           2,285
    Increase (Decrease) in Accounts Payable       4,822       10,348       40,669
    Increase (Decrease) in Interest Payable       3,156        3,156       19,055
                                              ---------    ---------    ---------
     Net Cash Provided by
     Operating Activities                          -            -         (39,278)

Cash Flows from Investing Activities               -            -            -
                                              ---------    ---------    ---------
     Net Cash Provided by
     Investing Activities                          -            -            -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash                -            -           7,715
  Proceeds from Notes Payable                      -            -          31,563
                                              ---------    ---------    ---------
     Net Cash Provided by
     Financing Activities                          -            -          39,278
                                              ---------    ---------    ---------
     Net Increase (Decrease) In Cash               -            -            -

     Cash, Beginning of Period                     -            -            -
                                              ---------    ---------    ---------
     Cash, End of Period                     $     -      $     -      $     -
                                              =========    =========    =========

Supplemental Cash Flow Information

  Interest                                   $     -      $     -      $     -
  Income Taxes                                     -            -            -

  The accompanying notes are an integral part of these financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2007
                                 (Unaudited)

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

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2007
                                 (Unaudited)

Net Earnings (Loss) Per Share of Common Stock - The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                         For the Years Ended
                                             December 31,
                                          2007          2006
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (7,978)    $ (13,504)
       Shares (demoninator)              500,001       500,001
       Per share amount                $    (.03)    $    (.03)


NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted; in November 2007, the FASB agreed to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We have determined that the adoption of SFAS 157 will not have a material effect on our financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115", ("SFAS 159"). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have determined that the adoption of SFAS 159 will not have a material affect on our financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. We have determined that the adoption of SFAS 157 will not have a material effect on our financial statements.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2007
                                 (Unaudited)

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (continued)

In December 2007, the FASB issued FAS No. 141 R "Business Combinations".
FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2007, and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2007
                                 (Unaudited)

NOTE 4 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of approximately $101,000 at December 31, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2007, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2007 and 2006:

                                         December 31,
                                        2007      2006
                                      --------  --------
     Deferred tax asset:
     Deferred noncurrent tax asset    $ 15,193  $ 13,950
                                       -------   -------
     Valuation allowance               (15,193)  (13,950)
                                       -------   -------
       Total                              -         -
                                       =======   =======

The components of Income Tax expense are as follows:

                                         December 31,
                                        2007      2006
                                      --------  --------
     Current Federal Tax                  -         -
     Current State Tax                    -         -
     Change in NOL benefit              (1,243)   (2,159)
     Change in Allowance                 1,243     2,159
                                       -------   -------
                                      $   -     $   -
                                       =======   =======

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At December 31, 2007, the accrued interest associated with the various notes was $19,055.

                           Cygni Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2007
                                 (Unaudited)

NOTE 5 - NOTE PAYABLE RELATED PARTY (continued)

                                                        December 31,  December 31,
The Company has the following note payable obligations:     2007          2006
                                                        ------------  ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum           $   31,563    $   31,563
                                                          ---------     ---------
     Totals                                              $   31,563    $   31,563
     Less Current Maturities                                (31,563)      (31,563)
                                                          ---------     ---------
     Total Long-Term Notes Payable                       $     -       $     -
                                                          =========     =========


Following are maturities of long-term debt for each of the next five years:

                                                Year      Amount
                                             ----------  --------
                                                2008     $ 31,563
                                                2009         -
                                                2010         -
                                                2011         -
                                                2012         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
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