Form 10-Q
period 2008-03-31
CYGNI INVESTMENTS INC
filed 2008-05-20
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 19, 2008, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and changes in its financial position from November 17, 1999, through March 31, 2008, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)

                                                     March         December
                                                    31, 2008       31, 2007
                                                   -----------    -----------
                                  Assets
Current Assets

  Cash                                             $      -              -
                                                    ----------     ----------
     Total Current Assets                          $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    41,813    $    40,669
  Interest Payable                                      19,844         19,055
  Note Payable - Related Party                          31,563         31,563
                                                    ----------     ----------
     Total Current Liabilities                          93,220         91,287

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding                   500            500
  Additional Paid in Capital                             9,500          9,500
  Accumulated Deficit During Development Stage        (103,220)      (101,287)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (93,220)       (91,287)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                  For the Period
                                                                     November
                                                                     17, 1999
                                    For the Three Months Ended      (Inception)
                                       March           March         to March
                                     31, 2008        31, 2007        31, 2008
                                    -----------     -----------     -----------
Revenue                             $      -        $      -        $      -
                                     ----------      ----------      ----------
Expenses

  General & Administrative                1,144           1,983          83,127
                                     ----------      ----------      ----------
     Total Expenses                       1,144           1,983          83,127
                                     ----------      ----------      ----------
     Income (Loss)
     from Operations                     (1,144)         (1,983)        (83,127)

Other Income (Expenses)

  Interest Expense                         (789)           (789)        (20,093)
                                     ----------      ----------      ----------
     Total Other Income (Expenses)         (789)           (789)        (20,093)
                                     ----------      ----------      ----------
     Income (Loss) Before Taxes          (1,933)         (2,772)       (103,220)

     Taxes                                 -               -               -
                                     ----------      ----------      ----------
     Net Income (Loss)              $    (1,933)    $    (2,772)    $  (103,220)
                                     ==========      ==========      ==========

Basic Earnings PerShare
     (Loss) Per Common Share        $     (0.01)    $     (0.01)

     Weighted Average
     Outstanding Shares                 500,001         500,001

  The accompanying notes are an integral part of these financial statements.
                                     4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                           November
                                            For the Three Months Ended     17, 1999
                                              March          March       (Inception)
                                             31, 2008       31, 2007       31, 2008
                                            ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                         $   (1,933)    $   (2,772)    $ (103,220)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                     -              -             2,285
    Increase (Decrease) in Accounts Payable      1,144          1,983         41,813
    Increase (Decrease) in Interest Payable        789            789         19,844
                                             ---------      ---------      ---------
      Net Cash Provided by
      Operating Activities                        -              -           (39,278)

Cash Flows from Investing Activities              -              -              -
                                             ---------      ---------      ---------
      Net Cash Provided by
      Investing Activities                        -              -              -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash               -              -             7,715
  Proceeds from Notes Payable                     -              -            31,563
                                             ---------      ---------      ---------
      Net Cash Provided by
      Financing Activities                        -              -            39,278
                                             ---------      ---------      ---------
      Net Increase (Decrease) in Cash             -              -              -

      Cash, Beginning of Period                   -              -              -
                                             ---------      ---------      ---------
      Cash, End of Period                   $     -        $     -        $     -
                                             =========      =========      =========

Supplemental Cash Flow Information

  Interest                                  $     -        $     -        $     -
  Income Taxes                                    -              -              -

  The accompanying notes are an integral part of these financial statements.
                                      5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2008
                                (unaudited)

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2008
                                (unaudited)

                                      For the Three Months Ended
                                               March 31,
                                          2008          2007
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (1,933)    $  (2,772)
       Shares (demoninator)              500,001       500,001

       Per share amount                $    (.01)    $    (.02)


NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS
-------------------------------------
In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115", ("SFAS 159"). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We have determined that the adoption of SFAS 159 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. We have determined that the adoption of SFAS 159 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued FAS No. 141 R "Business Combinations". FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at March 31, 2008 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2008
                                (unaudited)

NOTE 4 - INCOME TAXES (continued)
---------------------------------

The Company has cumulative net operating loss carryforwards of approximately $103,000 at March 31, 2008. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2008 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at March 31, 2008 and December 31, 2007:
                                        March 31,    December 31,
                                          2008           2007
                                       ----------    ------------
     Deferred tax asset:
       Deferred noncurrent tax asset   $   15,483    $   15,193
                                        ---------     ---------
       Valuation allowance                (15,483)      (15,193)
                                        ---------     ---------
          Total                        $     -       $     -
                                        =========     =========

The components of Income Tax expense are as follows:

                                        March 31,    March  31,
                                          2008          2007
                                       ----------    ----------
     Current Federal Tax                     -             -
     Current State Tax                       -             -
     Change in NOL benefit                  (290)         (415)
     Change in Allowance                     290           415
                                       $     -       $     -
                                        ========      ========

NOTE 5 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At March 31, 2008, the accrued interest associated with the various notes was $19,844.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2008
                                (Unaudited)

                                                          March 31,   December 31,
The Company has the following note payable obligations:     2008          2007
                                                         ----------   ------------
Related party notes payable due on demand,
  accruing interest at a rate of 10% per annum           $   31,563    $   31,563
                                                          ---------     ---------
     Totals                                              $   31,563    $   31,563
     Less Current Maturities                                (31,563)      (31,563)
                                                          ---------     ---------
     Total Long-Term Notes Payable                       $     -       $     -
                                                          =========     =========

Following are maturities of long-term debt for each of the next five years:

                                                Year      Amount
                                             ----------  --------
                                                2008     $ 31,563
                                                2009         -
                                                2010         -
                                                2011         -
                                                2012         -
                                             Thereafter      -
                                                          -------
                                                Total    $ 31,563
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

Changes in internal controls

     During the last quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Cygni Investments, Inc.

Date:  May 20, 2008                     By: /s/ Carl Suter
                                        Carl Suter, President and Treasurer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)