Form 10-Q
period 2008-06-30
CYGNI INVESTMENTS INC
filed 2008-08-14
CIK 1117046

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 13, 2008, there were 500,001 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and changes in its financial position from November 17, 1999, through June 30, 2008, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)

                                                      June         December
                                                    30, 2008       31, 2007
                                                   -----------    -----------
                                  Assets
Current Assets

  Cash                                             $      -              -
                                                    ----------     ----------
     Total Current Assets                          $      -       $      -
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    42,965    $    40,669
  Interest Payable                                      20,633         19,055
  Note Payable - Related Party                          31,563         31,563
                                                    ----------     ----------
     Total Current Liabilities                          95,161         91,287

Stockholders' Equity

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   500,001 Shares Issued and Outstanding                   500            500
  Additional Paid in Capital                             9,500          9,500
  Accumulated Deficit During Development Stage        (105,161)      (101,287)
                                                    ----------     ----------
     Total Stockholders' Equity (Deficit)              (95,161)       (91,287)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $      -       $      -
                                                    ==========     ==========

  The accompanying notes are an integral part of these financial statements.
                                     3

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                       November 17,
                                                                                           1999
                            For the Three Months Ended    For the Six Months Ended     (Inception)
                               June           June           June           June         to June
                             30, 2008       30, 2007       30, 2008       30, 2007       30, 2008
                            ----------     ----------     ----------     ----------     ----------
Revenue                     $     -        $     -        $     -        $     -        $     -
                             ---------      ---------      ---------      ---------      ---------
Expenses

  General &
   Administrative                1,152            900          2,296          2,883         84,279
                             ---------      ---------      ---------      ---------      ---------
     Total Expenses              1,152            900          2,296          2,883         84,279
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)              (1,152)          (900)        (2,296)        (2,883)       (84,279)
     From Operations

Other Income (Expenses)

  Interest Expense                (789)          (789)        (1,578)        (1,578)       (20,882)
                             ---------      ---------      ---------      ---------      ---------
     Total Other
     Income (Expenses)            (789)          (789)        (1,578)        (1,578)       (20,882)
                             ---------      ---------      ---------      ---------      ---------
     Income (Loss)
     Before Taxes               (1,941)        (1,689)        (3,874)        (4,461)      (105,161)

     Taxes                        -              -              -              -              -
                             ---------      ---------      ---------      ---------      ---------
     Net Income (Loss)      $   (1,941)    $   (1,689)    $   (3,874)    $   (4,461)    $ (105,161)
                             =========      =========      =========      =========      =========

     (Loss) Per
     Common Share           $     (.00)    $     (.00)    $     (.01)    $     (.01)

     Weighted Average
     Shares Outstanding        500,001        500,001        500,001        500,001

  The accompanying notes are an integral part of these financial statements.
                                     4

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                           November
                                             For the Six Months Ended     17, 1999
                                               June           June       (Inception)
                                             30, 2008       30, 2007       31, 2008
                                            ----------     ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                         $   (3,874)    $   (4,461)    $ (105,161)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                     -              -             2,285
    Increase (Decrease) in Accounts Payable      2,296          2,883         42,965
    Increase (Decrease) in Interest Payable      1,578          1,578         20,633
                                             ---------      ---------      ---------
      Net Cash Provided by
      Operating Activities                        -              -           (39,278)

Cash Flows from Investing Activities              -              -              -
                                             ---------      ---------      ---------
      Net Cash Provided by
      Investing Activities                        -              -              -

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash               -              -             7,715
  Proceeds from Notes Payable                     -              -            31,563
                                             ---------      ---------      ---------
      Net Cash Provided by
      Financing Activities                        -              -            39,278
                                             ---------      ---------      ---------
      Net Increase (Decrease) in Cash             -              -              -

      Cash, Beginning of Period                   -              -              -
                                             ---------      ---------      ---------
      Cash, End of Period                   $     -        $     -        $     -
                                             =========      =========      =========

Supplemental Cash Flow Information

  Interest                                  $     -        $     -        $     -
  Income Taxes                                    -              -              -

  The accompanying notes are an integral part of these financial statements.
                                      5

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2008
                                (unaudited)

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

                                      For the Three Months Ended
                                               June 30,
                                          2008          2007
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (1,941)    $  (1,689)
       Shares (demoninator)              500,001       500,001

       Per share amount                $    (.00)    $    (.00)

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2008
                                (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

                                       For the Six Months Ended
                                               June 30,
                                          2008          2007
     Basic Earnings per share:          --------      --------
       Income (loss) (numerator)       $  (3,874)    $  (4,461)
       Shares (demoninator)              500,001       500,001

       Per share amount                $    (.01)    $    (.01)

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

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2008
                                (unaudited)

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2008 and earlier years;
accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $105,000 at June 30, 2008. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2008, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at June 30, 2008 and December 31, 2007:
                                        June 30,    December 31,
                                          2008           2007
                                       ----------    ------------
     Deferred tax asset:
       Deferred noncurrent tax asset   $   15,774    $   15,193
                                        ---------     ---------
       Valuation allowance                (15,774)      (15,193)
                                        ---------     ---------
          Total                        $     -       $     -
                                        =========     =========

The components of Income Tax expense are as follows:

                                        June 30,      June 30,
                                          2008          2007
                                       ----------    ----------
     Current Federal Tax                     -             -
     Current State Tax                       -             -
     Change in NOL benefit                  (581)       (2,074)
     Change in Allowance                     581         2,074
                                       $     -       $     -
                                        ========      ========

                          Cygni Investments, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2008
                                (unaudited)

NOTE 5 - NOTE PAYABLE RELATED PARTY
-----------------------------------
The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand. At June 30, 2008, the accrued interest associated with the various notes was $20,633.

                                                          June 30,   December 31,
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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

                       ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in internal controls

     During the last quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Cygni Investments, Inc.

Date:  August 14, 2008                  By: /s/ Carl Suter
                                        Carl Suter, President and Treasurer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)